Form 10-K
period 1993-12-31
GMAC AUTO RECEIVABLES CORP; GMAC 1990-A GRANTOR TRUST; GMAC 1991-A GRANTOR TRUST; GMAC 1991-B GRANTOR TRUST; GMAC 1991-C GRANTOR TRUST; GMAC 1992-A GRANTOR TRUST; GMAC 1992-C GRANTOR TRUST; GMAC 1992-D GRANTOR TRUST; GMAC 1992-F GRANTOR TRUST; GMAC 1992-G GRANTOR TRUST
filed 1994-03-31
CIK 869739, 868571, 872551, 872552, 872553, 882234, 882239, 882240, 882243, 882244

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-K

(Mark One)

 X ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 1993, OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO __________



      GMAC 1990-A GRANTOR TRUST                          33-37995
      GMAC 1991-A GRANTOR TRUST                          33-39290
      GMAC 1991-B GRANTOR TRUST                          33-42657
      GMAC 1991-C GRANTOR TRUST                          33-44315
      GMAC 1992-A GRANTOR TRUST                          33-45204
      GMAC 1992-C GRANTOR TRUST                          33-46427
      GMAC 1992-D GRANTOR TRUST                          33-47999
      GMAC 1992-E GRANTOR TRUST                          33-48893
      GMAC 1992-F GRANTOR TRUST                          33-49037
      GMAC 1992-G GRANTOR TRUST                          33-49155
      GMAC 1993-A GRANTOR TRUST                          33-49197
      GMAC 1993-B GRANTOR TRUST                          33-49197
    -----------------------------                     ---------------
    (Exact name of registrants as                     Commission file
     specified in its charter)                            number


A National Banking Association                           36-0899825
- -------------------------------                     -------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)

   One First National Plaza,
Suite 0126, Chicago, Illinois                            60670-0126
- ----------------------------------------                 ----------
(Address of principal executive office)                  (Zip Code)


Registrants' telephone number, including area code 312-732-4000
                                                   ------------

Securities registered pursuant to Section 12(b) of the Act:  (None)
Section 12(g) of the Act:  (None).

     Indicate by check mark whether each of the registrants (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to
such filing requirements for the past 90 days.   Yes  X.   No   .
                                                     --       --

                                  PART I.

ITEM 1. BUSINESS

     Each of the Grantor Trusts, (the "Trusts"), listed below, was formed by GMAC Auto Receivables Corporation (the "Seller") by selling and assigning the receivables and the security interests in the vehicles financed thereby to The First National Bank of Chicago, as Trustee, in exchange for Class A certificates representing an undivided ownership interest that ranges between approximately 91% and 94.5% in each Trust, which were remarketed to the public, and Class B certificates representing an undivided ownership interest that ranges between approximately 5.5% and 9% in each Trust, which were not offered to the public and initially were held by the Seller. The right of the Class B certificateholders to receive distribution of the receivables is subordinated to the rights of the Class A certificateholders.

                                  GRANTOR TRUST
                                  -------------

                                   GMAC 1990-A
                                   GMAC 1991-A
                                   GMAC 1991-B
                                   GMAC 1991-C
                                   GMAC 1992-A
                                   GMAC 1992-C
                                   GMAC 1992-D
                                   GMAC 1992-E
                                   GMAC 1992-F
                                   GMAC 1992-G
                                   GMAC 1993-A
                                   GMAC 1993-B

                              _____________________

                                   PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Each of the Grantor Trusts, listed in the table as shown below, was formed by GMAC Auto Receivables Corporation (the "Seller") pursuant to a Pooling and Servicing Agreement between the Seller and The First National Bank of Chicago, as trustee. Each Trust acquired retail finance receivables from the Seller in the aggregate amount as shown below in exchange for certificates representing undivided ownership interests in each Trust. Each Trust's property includes a pool of retail instalment sale contracts secured by new, and in some Trust's used, automobiles and light trucks, certain monies due thereunder and security interests in the vehicles financed thereby.

     The certificates for each of the following Trusts consist of two classes, entitled Asset Backed certificates, Class A and Asset Backed certificates, Class B. The Class A certificates represent in the aggregate an undivided ownership interest that ranges between approximately 91% and 94.5% of the Trusts and the Class B certificates represent in the aggregate an undivided ownership interest that ranges between approximately 5.5% and 9% of the Trusts. Only the Class A certificates have been remarketed to the public. The Class B certificates have not been offered to the public and initially are being held by the Seller. The rights of the Class B certificateholder to receive monthly distributions with respect to the receivables are subordinated to the rights of the Class A certificateholders.


                                             Original Aggregate Amount
                                       -----------------------------------
                Date of Pooling        Retail    Asset Backed Certificates
Grantor          and Servicing         Finance   -------------------------
Trust              Agreement           Receivables  Class A        Class B
- -------         -----------------      ---------    --------       -------
                                             (In millions of dollars)

GMAC 1990-A     December 20, 1990       $1,162.6    $1,057.9        $104.7

GMAC 1991-A     March 14, 1991             891.7       811.4          80.3

GMAC 1991-B     September 17, 1991       1,007.4       916.7          90.7

GMAC 1991-C     December 16, 1991        1,326.4     1,207.0         119.4

GMAC 1992-A     January 30, 1992         2,001.4     1,851.3         150.1

GMAC 1992-C     March 26, 1992           1,100.3     1,012.3          88.0

GMAC 1992-D     June 4, 1992             1,647.6     1,499.3         148.3

GMAC 1992-E     August 20, 1992          1,578.0     1,436.0         142.0

GMAC 1992-F     September 29, 1992       1,644.6     1,496.6         148.0

GMAC 1992-G     November 19, 1992        1,379.4     1,303.5          75.9

GMAC 1993-A     March 24, 1993           1,403.0     1,297.8         105.2

GMAC 1993-B     September 16, 1993       1,450.6     1,341.8         108.8

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (concluded)

     General Motors Acceptance Corporation, the originator of the retail receivables, continues to service the receivables for each of the aforementioned Grantor Trusts and receives compensation and fees for such services. Investors receive monthly payments of the pro rata portion of principal and interest for each Trust as the receivables are liquidated.

                           ------------------------

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                         CROSS REFERENCE SHEET

                Caption                                         Page
- ---------------------------------------------------            ------

GMAC 1990-A Grantor Trust, Independent Auditors'
Report, Financial Statements and Selected Quarterly             II-4
Data for the Year Ended December 31, 1993.

GMAC 1991-A Grantor Trust, Independent Auditors'
Report, Financial Statements and Selected Quarterly             II-9
Data for the Year Ended December 31, 1993.

GMAC 1991-B Grantor Trust, Independent Auditors'
Report, Financial Statements and Selected Quarterly             II-14
Data for the Year Ended December 31, 1993.

GMAC 1991-C Grantor Trust, Independent Auditors'
Report, Financial Statements and Selected Quarterly             II-19
Data for the Year Ended December 31, 1993.

GMAC 1992-A Grantor Trust, Independent Auditors'
Report, Financial Statements and Selected Quarterly             II-24
Data for the Year Ended December 31, 1993.

GMAC 1992-C Grantor Trust, Independent Auditors'
Report, Financial Statements and Selected Quarterly             II-29
Data for the Year Ended December 31, 1993.

GMAC 1992-D Grantor Trust, Independent Auditors'
Report, Financial Statements and Selected Quarterly             II-34
Data for the Year Ended December 31, 1993.

GMAC 1992-E Grantor Trust, Independent Auditors'
Report, Financial Statements and Selected Quarterly             II-39
Data for the Year Ended December 31, 1993.

GMAC 1992-F Grantor Trust, Independent Auditors'
Report, Financial Statements and Selected Quarterly             II-44
Data for the Year Ended December 31, 1993.

GMAC 1992-G Grantor Trust, Independent Auditors'
Report, Financial Statements and Selected Quarterly             II-49
Data for Year Ended from December 31, 1993.

GMAC 1993-A Grantor Trust, Independent Auditors'
Report, Financial Statements and Selected Quarterly             II-54
Data for the period from March 24, 1993 to December 31, 1993.

GMAC 1993-B Grantor Trust, Independent Auditors'
Report, Financial Statements and Selected Quarterly             II-59
Data for period from September 16, 1993 to December 31, 1993.

INDEPENDENT AUDITORS' REPORT


                                                           March 22, 1994


The GMAC 1990-A Grantor Trust, its Certificateholders, GMAC Auto
Receivables Corporation, and The First National Bank of Chicago, Trustee:

We have audited the accompanying Statement of Assets and Liabilities of the GMAC 1990-A Grantor Trust as of December 31, 1993 and 1992, and the related Statement of Distributable Income for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 1 to the financial statements, these financial statements are prepared on the basis of cash receipts and disbursements, which is a comprehensive basis of accounting other than generally accepted accounting principles.

In our opinion, such financial statements present fairly, in all material respects, the assets and liabilities of the GMAC 1990-A Grantor Trust at December 31, 1993 and 1992, and its distributable income and distributions for each of the three years in the period ended December 31, 1993, on the basis of accounting described in Note 1.


s\ DELOITTE & TOUCHE
- ----------------------
DELOITTE & TOUCHE
600 Renaissance Center
Detroit, Michigan 48243

GMAC 1990-A GRANTOR TRUST

STATEMENT OF ASSETS AND LIABILITIES
(in millions of dollars)


                                          Dec. 31     Dec. 31
                                           1993        1992
                                          -------     -------
ASSETS                                       $           $

Receivables (Note 2) ...................    207.1       459.8
                                          -------     -------

TOTAL ASSETS ...........................    207.1       459.8
                                          =======     =======



LIABILITIES

Asset-backed Certificates
  (Notes 2 and 3) ......................    207.1       459.8
                                          -------     -------

TOTAL LIABILITIES ......................    207.1       459.8
                                          =======     =======




Reference should be made to the Notes to Financial Statements.

STATEMENT OF DISTRIBUTABLE INCOME
For the years ended December 31, 1993, 1992 and 1991
(in millions of dollars)




                                           1993        1992       1991
                                           -----       -----      -----
Distributable Income                        $           $          $

  Allocable to Principal ...............   252.7       344.1      358.7

  Allocable to Interest  ...............    27.7        52.9       82.6
                                           -----       -----      -----
Distributable Income ...................   280.4       397.0      441.3
                                           =====       =====      =====


Income Distributed .....................   280.4       397.0      441.3
                                           =====       =====      =====



Reference should be made to the Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS

NOTE 1.  BASIS OF ACCOUNTING

The financial statements of the GMAC 1990-A Grantor Trust (the "Trust") are prepared on the basis of cash receipts and cash disbursements. Such financial statements differ from financial statements prepared in accordance with generally accepted accounting principles in that interest income and the related assets are recognized when received rather than when earned and distributions to certificateholders are recognized when paid rather than when the obligation is incurred. All expenses of the Trust are paid by GMAC Auto Receivables Corporation (the "Seller").


NOTE 2.  SALE OF CERTIFICATES

On December 20, 1990, GMAC 1990-A Grantor Trust acquired retail finance receivables aggregating approximately $1,162.6 million from the Seller in exchange for certificates representing undivided ownership interests of 91% for the Class A certificates and 9% for the Class B certificates in the Trust. The Trust property includes a pool of retail instalment sale contracts for new automobiles and light trucks, certain monies due thereunder, and security interests in the vehicles financed thereby. The Seller has the option to repurchase the remaining receivables as of the last day of any month on or after which the principal balance declines below 10% of the aggregate amount financed.


NOTE 3.  PRINCIPAL AND INTEREST PAYMENTS

Principal (including prepayments) and interest are passed through and distributed pro rata to Class A and Class B certificateholders on each distribution date commencing January 15, 1991. Principal consists of payments on the receivables that are allocable to repayment of the amount sold as determined on a constant interest rate basis (the "actuarial method"). Interest is passed through and distributed to Class A certificateholders at one-twelfth of the pass through rate of 8.25% per annum. Interest consists of payments on the receivables that are allocable to finance charges, using the actuarial method, net of fees and expenses. The rights of the Class B certificateholders to receive monthly distributions with respect to the receivables are subordinated to the rights of the Class A certificateholders. A distribution date is the 15th day of each month (or, if such 15th day is not a business day, the next following business day).


NOTE 4.  FEDERAL INCOME TAX

The Trust is classified as a grantor trust, and therefore is not taxable as a corporation for federal income tax purposes. Each certificateholder will be treated as the owner of a pro rata undivided interest in each of the receivables in the Trust.

GMAC 1990-A GRANTOR TRUST (concluded)


SUPPLEMENTARY FINANCIAL DATA (unaudited)

SUMMARY OF QUARTERLY DISTRIBUTABLE INCOME
 (in millions of dollars)



1993 Quarters                           Principal   Interest        Total
- ------------------------------------    ---------   --------        -----
                                             $          $            $

First quarter ......................         70.0        9.0         79.0

Second quarter .....................         69.0        7.5         76.5

Third quarter ......................         61.8        6.2         68.0

Fourth quarter .....................         51.9        5.0         56.9
                                        ---------   --------        -----
     Total .........................        252.7       27.7        280.4
                                        =========   ========        =====


1992 Quarters                           Principal   Interest        Total
- ------------------------------------    ---------   --------        -----
                                             $          $            $

First quarter ......................         90.4       16.0        106.4

Second quarter .....................         90.0       14.1        104.1

Third quarter ......................         86.1       12.3         98.4

Fourth quarter .....................         77.6       10.5         88.1
                                        ---------   --------        -----
     Total .........................        344.1       52.9        397.0
                                        =========   ========        =====

1991 Quarters                           Principal   Interest        Total
- ------------------------------------    ---------   --------        -----
                                             $          $            $

First quarter ......................         86.6       23.4        110.0

Second quarter .....................         93.2       21.7        114.9

Third quarter ......................         90.8       19.7        110.5

Fourth quarter .....................         88.1       17.8        105.9
                                        ---------   --------        -----
     Total .........................        358.7       82.6        441.3
                                        =========   ========        =====

INDEPENDENT AUDITORS' REPORT


                                                           March 22, 1994


The GMAC 1991-A Grantor Trust, its Certificateholders, GMAC Auto
Receivables Corporation, and The First National Bank of Chicago, Trustee:

We have audited the accompanying Statement of Assets and Liabilities of the GMAC 1991-A Grantor Trust as of December 31, 1993 and 1992, and the related Statement of Distributable Income for the two years in the period ended December 31, 1993 and the period March 14, 1991 (inception) through December 31, 1991. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 1 to the financial statements, these financial statements are prepared on the basis of cash receipts and disbursements, which is a comprehensive basis of accounting other than generally accepted accounting principles.

In our opinion, such financial statements present fairly, in all material respects, the assets and liabilities of the GMAC 1991-A Grantor Trust at December 31, 1993 and 1992 and its distributable income and distributions for the two years in the period ended December 31, 1993 and the period March 14, 1991 (inception) through December 31, 1991, on the basis of accounting described in Note 1.



s/ DELOITTE & TOUCHE
- -----------------------
DELOITTE & TOUCHE
600 Renaissance Center
Detroit, Michigan 48243

GMAC 1991-A GRANTOR TRUST

STATEMENT OF ASSETS AND LIABILITIES
(in millions of dollars)


                                         Dec. 31      Dec. 31
                                          1993         1992
                                         -------      -------
ASSETS                                      $            $

Receivables (Note 2) ...................   162.0        370.4
                                         -------      -------

TOTAL ASSETS ...........................   162.0        370.4
                                         =======      =======



LIABILITIES

Asset-backed Certificates
  (Notes 2 and 3) ......................   162.0        370.4
                                         -------      -------

TOTAL LIABILITIES ......................   162.0        370.4
                                         =======      =======




Reference should be made to the Notes to Financial Statements.

STATEMENT OF DISTRIBUTABLE INCOME
For the years ended December 31, 1993, 1992 and the period March 14, 1991 (inception) through December 31, 1991
(in millions of dollars)





                                              1993         1992       1991
                                              -----        -----      -----
                                               $            $          $
Distributable Income

  Allocable to Principal ................     208.3        290.7      230.6

  Allocable to Interest  ................      21.2         41.2       46.7
                                              -----        -----      -----
Distributable Income ....................     229.5        331.9      277.3
                                              =====        =====      =====


Income Distributed ......................     229.5        331.9      277.3
                                              =====        =====      =====


Reference should be made to the Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS

NOTE 1.  BASIS OF ACCOUNTING

The financial statements of the GMAC 1991-A Grantor Trust (the "Trust") are prepared on the basis of cash receipts and cash disbursements. Such financial statements differ from financial statements prepared in accordance with generally accepted accounting principles in that interest income and the related assets are recognized when received rather than when earned and distributions to certificateholders are recognized when paid rather than when the obligation is incurred. All expenses of the Trust are paid by GMAC Auto Receivables Corporation (the "Seller").


NOTE 2.  SALE OF CERTIFICATES

On March 14, 1991, GMAC 1991-A Grantor Trust acquired retail finance receivables aggregating approximately $891.7 million from the Seller in exchange for certificates representing undivided ownership interests of 91% for the Class A certificates and 9% for the Class B certificates in the Trust. The Trust property includes a pool of retail instalment sale contracts for new automobiles and light trucks, certain monies due thereunder, and security interests in the vehicles financed thereby. The Seller has the option to repurchase the remaining receivables as of the last day of any month on or after which the principal balance declines below 10% of the aggregate amount financed.


NOTE 3.  PRINCIPAL AND INTEREST PAYMENTS

Principal (including prepayments) and interest are passed through and distributed pro rata to Class A and Class B certificateholders on each distribution date commencing April 15, 1991. Principal consists of payments on the receivables that are allocable to repayment of the amount sold as determined on a constant interest rate basis (the "actuarial method"). Interest is passed through and distributed to Class A certificateholders at one-twelfth of the pass through rate of 7.90% per annum. Interest consists of payments on the receivables that are allocable to finance charges, using the actuarial method, net of fees and expenses. The rights of the Class B certificateholders to receive monthly distributions with respect to the receivables are subordinated to the rights of the Class A certificateholders. A distribution date is the 15th day of each month (or, if such 15th day is not a business day, the next following business day).


NOTE 4.  FEDERAL INCOME TAX

The Trust is classified as a grantor trust, and therefore is not taxable as a corporation for federal income tax purposes. Each certificateholder will be treated as the owner of a pro rata undivided interest in each of the receivables in the Trust.

GMAC 1991-A GRANTOR TRUST (concluded)


SUPPLEMENTARY FINANCIAL DATA (unaudited)

SUMMARY OF QUARTERLY DISTRIBUTABLE INCOME
 (in millions of dollars)



1993 Quarters                           Principal   Interest       Total
- ------------------------------------    ---------   --------       -----
                                             $          $           $

First quarter ......................         58.0        6.9        64.9

Second quarter .....................         55.5        5.8        61.3

Third quarter ......................         50.6        4.7        55.3

Fourth quarter .....................         44.2        3.8        48.0
                                        ---------   --------       -----
     Total .........................        208.3       21.2       229.5
                                        =========   ========       =====



1992 Quarters                           Principal   Interest       Total
- ------------------------------------    ---------   --------       -----
                                             $          $           $

First quarter ......................         78.5       12.5        91.0

Second quarter .....................         75.1       11.0        86.1

Third quarter ......................         71.9        9.5        81.4

Fourth quarter .....................         65.2        8.2        73.4
                                        ---------   --------       -----
     Total .........................        290.7       41.2       331.9
                                        =========   ========       =====



1991 Quarters                           Principal   Interest       Total
- ------------------------------------    ---------   --------       -----
                                             $          $           $

Second quarter .....................         78.6       17.1        95.7

Third quarter ......................         76.7       15.6        92.3

Fourth quarter .....................         75.3       14.0        89.3
                                        ---------   --------       -----
     Total .........................        230.6       46.7       277.3
                                        =========   ========       =====

INDEPENDENT AUDITORS' REPORT


                                                           March 22, 1994


The GMAC 1991-B Grantor Trust, its Certificateholders, GMAC Auto
Receivables Corporation, and The First National Bank of Chicago, Trustee:

We have audited the accompanying Statement of Assets and Liabilities of the GMAC 1991-B Grantor Trust as of December 31, 1993 and 1992, and the related Statement of Distributable Income for the two years in the period ended December 31, 1993 and the period September 17, 1991 (inception) through December 31, 1991. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 1 to the financial statements, these financial statements are prepared on the basis of cash receipts and disbursements, which is a comprehensive basis of accounting other than generally accepted accounting principles.

In our opinion, such financial statements present fairly, in all material respects, the assets and liabilities of the GMAC 1991-B Grantor Trust at December 31, 1993 and 1992, and its distributable income and distributions for the two years in the period ended December 31, 1993 and the period September 17, 1991 (inception) through December 31, 1991, on the basis of accounting described in Note 1.




s\ DELOITTE & TOUCHE
- -----------------------
DELOITTE & TOUCHE
600 Renaissance Center
Detroit, Michigan 48243

GMAC 1991-B GRANTOR TRUST

STATEMENT OF ASSETS AND LIABILITIES
(in millions of dollars)


                                          Dec. 31      Dec. 31
                                           1993         1992
                                          -------      -------
ASSETS                                       $            $

Receivables (Note 2) ...................    306.4        582.8
                                          -------      -------

TOTAL ASSETS ...........................    306.4        582.8
                                          =======      =======



LIABILITIES

Asset-backed Certificates
  (Notes 2 and 3) ......................    306.4        582.8
                                          -------      -------

TOTAL LIABILITIES ......................    306.4        582.8
                                          =======      =======




Reference should be made to the Notes to Financial Statements.

STATEMENT OF DISTRIBUTABLE INCOME
For the years ended December 31, 1993, 1992 and the period September 17, 1991 (inception) through December 31, 1991
(in millions of dollars)




                                           1993        1992        1991
                                          ------      ------      ------
                                            $           $           $
Distributable Income

  Allocable to Principal ...............   276.3       340.7        83.9

  Allocable to Interest  ...............    30.4        51.5        16.5
                                          ------      ------      ------
Distributable Income ...................   306.7       392.2       100.4
                                          ======      ======      ======


Income Distributed .....................   306.7       392.2       100.4
                                          ======      ======      ======


Reference should be made to the Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS

NOTE 1.  BASIS OF ACCOUNTING

The financial statements of the GMAC 1991-B Grantor Trust (the "Trust") are prepared on the basis of cash receipts and cash disbursements. Such financial statements differ from financial statements prepared in accordance with generally accepted accounting principles in that interest income and the related assets are recognized when received rather than when earned and distributions to certificateholders are recognized when paid rather than when the obligation is incurred. All expenses of the Trust are paid by GMAC Auto Receivables Corporation (the "Seller").


NOTE 2.  SALE OF CERTIFICATES

On September 17, 1991, GMAC 1991-B Grantor Trust acquired retail finance receivables aggregating approximately $1,007.4 million from the Seller in exchange for certificates representing undivided ownership interests of 91% for the Class A certificates and 9% for the Class B certificates in the Trust. The Trust property includes a pool of retail instalment sale contracts for new automobiles and light trucks, certain monies due thereunder and security interests in the vehicles financed thereby. The Seller has the option to repurchase the remaining receivables as of the last day of any month on or after which the principal balance declines below 10% of the aggregate amount financed.


NOTE 3.  PRINCIPAL AND INTEREST PAYMENTS

Principal (including prepayments) and interest are passed through and distributed pro rata to Class A and Class B certificateholders on each distribution date commencing October 15, 1991. Principal consists of payments on the receivables that are allocable to repayment of the amount sold as determined on a constant interest rate basis (the "actuarial method"). Interest is passed through and distributed to Class A certificateholders at one-twelfth of the pass through rate of 6.75% per annum. Interest consists of payments on the receivables that are allocable to finance charges, using the actuarial method, net of fees and expenses. The rights of the Class B certificateholders to receive monthly distributions with respect to the receivables are subordinated to the rights of the Class A certificateholders. A distribution date is the 15th day of each month (or, if such 15th day is not a business day, the next following business day).


NOTE 4.  FEDERAL INCOME TAX

The Trust is classified as a grantor trust, and therefore is not taxable as a corporation for federal income tax purposes. Each certificateholder will be treated as the owner of a pro rata undivided interest in each of the receivables in the Trust.

GMAC 1991-B GRANTOR TRUST (concluded)


SUPPLEMENTARY FINANCIAL DATA (unaudited)

SUMMARY OF QUARTERLY DISTRIBUTABLE INCOME
 (in millions of dollars)


1993 Quarters                           Principal   Interest       Total
- ------------------------------------    ---------   --------       -----
                                             $          $           $

First quarter ......................         72.7        9.4        82.1

Second quarter .....................         74.8        8.2        83.0

Third quarter ......................         68.3        7.0        75.3

Fourth quarter .....................         60.5        5.8        66.3
                                        ---------   --------       -----
     Total .........................        276.3       30.4       306.7
                                        =========   ========       =====



1992 Quarters                           Principal   Interest       Total
- ------------------------------------    ---------   --------       -----
                                             $          $           $

First quarter ......................         87.1       15.1       102.2

Second quarter .....................         89.5       13.6       103.1

Third quarter ......................         84.9       12.1        97.0

Fourth quarter .....................         79.2       10.7        89.9
                                        ---------   --------       -----
     Total .........................        340.7       51.5       392.2
                                        =========   ========       =====



1991 Quarters                           Principal   Interest       Total
- ------------------------------------    ---------   --------       -----
                                             $          $           $

Fourth quarter .....................         83.9       16.5       100.4
                                        =========   ========       =====

INDEPENDENT AUDITORS' REPORT


                                                           March 22, 1994


The GMAC 1991-C Grantor Trust, its Certificateholders, GMAC Auto
Receivables Corporation, and The First National Bank of Chicago, Trustee:

We have audited the accompanying Statement of Assets and Liabilities of the GMAC 1991-C Grantor Trust as of December 31, 1993 and 1992, and the related Statement of Distributable Income for the years then ended. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 1 to the financial statements, these financial statements are prepared on the basis of cash receipts and disbursements, which is a comprehensive basis of accounting other than generally accepted accounting principles.

In our opinion, such financial statements present fairly, in all material respects, the assets and liabilities of the GMAC 1991-C Grantor Trust at December 31, 1993 and 1992, and its distributable income and distributions for the years then ended, on the basis of accounting described in Note 1.


s\ DELOITTE & TOUCHE
- -----------------------
DELOITTE & TOUCHE
600 Renaissance Center
Detroit, Michigan 48243

GMAC 1991-C GRANTOR TRUST

STATEMENT OF ASSETS AND LIABILITIES
(in millions of dollars)


                                         Dec. 31     Dec. 31
                                          1993        1992
                                         -------     -------
ASSETS                                      $           $

Receivables (Note 2) ...................   496.0       874.6
                                         -------     -------

TOTAL ASSETS ...........................   496.0       874.6
                                         =======     =======



LIABILITIES

Asset-backed Certificates
  (Notes 2 and 3) ......................   496.0       874.6
                                         -------     -------

TOTAL LIABILITIES ......................   496.0       874.6
                                         =======     =======




Reference should be made to the Notes to Financial Statements.

STATEMENT OF DISTRIBUTABLE INCOME
For the years ended December 31, 1993 and 1992
(in millions of dollars)




                                                  1993       1992
                                                --------   --------
                                                    $          $
Distributable Income

  Allocable to Principal ......................    378.5      451.8

  Allocable to Interest  ......................     39.7       63.3
                                                --------   --------
Distributable Income ..........................    418.2      515.1
                                                ========   ========


Income Distributed ............................    418.2      515.1
                                                ========   ========




Reference should be made to the Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS

NOTE 1.  BASIS OF ACCOUNTING

The financial statements of the GMAC 1991-C Grantor Trust (the "Trust") are prepared on the basis of cash receipts and cash disbursements. Such financial statements differ from financial statements prepared in accordance with generally accepted accounting principles in that interest income and the related assets are recognized when received rather than when earned and distributions to certificateholders are recognized when paid rather than when the obligation is incurred. All expenses of the Trust are paid by GMAC Auto Receivables Corporation (the "Seller").


NOTE 2.  SALE OF CERTIFICATES

On December 16, 1991, GMAC 1991-C Grantor Trust acquired retail finance receivables aggregating approximately $1,326.4 million from the Seller in exchange for certificates representing undivided ownership interests of 91% for the Class A certificates and 9% for the Class B certificates in the Trust. The Trust property includes a pool of retail instalment sale contracts for new automobiles and light trucks, certain monies due thereunder, and security interests in the vehicles financed thereby. The Seller has the option to repurchase the remaining receivables as of the last day of any month on or after which the principal balance declines below 10% of the aggregate amount financed.


NOTE 3.  PRINCIPAL AND INTEREST PAYMENTS

Principal (including prepayments) and interest are passed through and distributed pro rata to Class A and Class B certificateholders on each distribution date commencing January 15, 1992. Principal consists of payments on the receivables that are allocable to repayment of the amount sold as determined on a constant interest rate basis (the "actuarial method"). Interest is passed through and distributed to Class A certificateholders at one-twelfth of the pass through rate of 5.70% per annum. Interest consists of payments on the receivables that are allocable to finance charges, using the actuarial method, net of fees and expenses. The rights of the Class B certificateholders to receive monthly distributions with respect to the receivables are subordinated to the rights of the Class A certificateholders. A distribution date is the 15th day of each month (or, if such 15th day is not a business day, the next following business day).


NOTE 4.  FEDERAL INCOME TAX

The Trust is classified as a grantor trust, and therefore is not taxable as a corporation for federal income tax purposes. Each certificateholder will be treated as the owner of a pro rata undivided interest in each of the receivables in the Trust.

GMAC 1991-C GRANTOR TRUST (concluded)


SUPPLEMENTARY FINANCIAL DATA (unaudited)

SUMMARY OF QUARTERLY DISTRIBUTABLE INCOME
(in millions of dollars)


1993 Quarters                           Principal   Interest       Total
- ------------------------------------    ---------   --------       -----
                                             $          $           $

First quarter ......................         96.7       12.0       108.7

Second quarter .....................        101.1       10.6       111.7

Third quarter ......................         95.2        9.2       104.4

Fourth quarter .....................         85.5        7.9        93.4
                                        ---------   --------       -----
     Total .........................        378.5       39.7       418.2
                                        =========   ========       =====



1992 Quarters                           Principal   Interest       Total
- ------------------------------------    ---------   --------       -----
                                             $          $           $

First quarter ......................        120.6       18.3       138.9

Second quarter .....................        115.3       16.6       131.9

Third quarter ......................        109.9       15.0       124.9

Fourth quarter .....................        106.0       13.4       119.4
                                        ---------   --------       -----
     Total .........................        451.8       63.3       515.1
                                        =========   ========       =====

INDEPENDENT AUDITORS' REPORT


                                                           March 22, 1994


The GMAC 1992-A Grantor Trust, its Certificateholders, GMAC Auto
Receivables Corporation, and The First National Bank of Chicago:

We have audited the accompanying Statement of Assets and Liabilities of the GMAC 1992-A Grantor Trust as of December 31, 1993 and 1992, and the related Statement of Distributable Income for the year ended December 31, 1993 and the period January 30, 1992 (inception) through December 31, 1992. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 1 to the financial statements, these financial statements are prepared on the basis of cash receipts and disbursements, which is a comprehensive basis of accounting other than generally accepted accounting principles.

In our opinion, such financial statements present fairly, in all material respects, the assets and liabilities of the GMAC 1992-A Grantor Trust at December 31, 1993 and 1992, and its distributable income and distributions for the year ended December 31, 1993 and the period January 30, 1992 (inception) through December 31, 1992, on the basis of accounting described in Note 1.


s\ DELOITTE & TOUCHE
- -----------------------
DELOITTE & TOUCHE
600 Renaissance Center
Detroit, Michigan 48243

GMAC 1992-A GRANTOR TRUST

STATEMENT OF ASSETS AND LIABILITIES
(in millions of dollars)


                                                    Dec. 31       Dec. 31
                                                     1993          1992
                                                    -------       -------
ASSETS                                                 $             $

Receivables (Note 2) ..............................   370.7       1,052.5
                                                    -------       -------

TOTAL ASSETS ......................................   370.7       1,052.5
                                                    =======       =======



LIABILITIES

Asset-backed Certificates
  (Notes 2 and 3) .................................   370.7       1,052.5
                                                    -------       -------

TOTAL LIABILITIES .................................   370.7       1,052.5
                                                    =======       =======




Reference should be made to the Notes to Financial Statements.

STATEMENT OF DISTRIBUTABLE INCOME
For the year ended December 31, 1993 and the period January 30, 1992 (inception) through December 31, 1992
(in millions of dollars)




                                                  1993        1992
                                                 -------     -------
                                                    $           $
Distributable Income

  Allocable to Principal ......................    681.7       948.9

  Allocable to Interest  ......................     35.4        72.0
                                                 -------     -------
Distributable Income ..........................    717.1     1,020.9
                                                 =======     =======


Income Distributed ............................    717.1     1,020.9
                                                 =======     =======





Reference should be made to the Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS

NOTE 1.  BASIS OF ACCOUNTING

The financial statements of the GMAC 1992-A Grantor Trust (the "Trust") are prepared on the basis of cash receipts and cash disbursements. Such financial statements differ from financial statements prepared in accordance with generally accepted accounting principles in that interest income and the related assets are recognized when received rather than when earned and distributions to certificateholders are recognized when paid rather than when the obligation is incurred. All expenses of the Trust are paid by GMAC Auto Receivables Corporation (the "Seller").


NOTE 2.  SALE OF CERTIFICATES

On January 30, 1992, GMAC 1992-A Grantor Trust acquired retail finance receivables aggregating approximately $2,001.4 million from the Seller in exchange for certificates representing undivided ownership interests of 92.5% for the Class A certificates and 7.5% for the Class B certificates in the Trust. The Trust property includes a pool of retail instalment sale contracts for new automobiles and light trucks, certain monies due thereunder and security interests in the vehicles financed thereby. The Seller has the option to repurchase the remaining receivables as of the last day of any month on or after which the principal balance declines below 10% of the aggregate amount financed.


NOTE 3.  PRINCIPAL AND INTEREST PAYMENTS

Principal (including prepayments) and interest are passed through and distributed pro rata to Class A and Class B certificateholders on each distribution date commencing February 18, 1992. Principal consists of payments on the receivables that are allocable to repayment of the amount sold as determined on a constant interest rate basis (the "actuarial method"). Interest is passed through and distributed to Class A certificateholders at one-twelfth of the pass through rate of 5.05% per annum. Interest consists of payments on the receivables that are allocable to finance charges, using the actuarial method, net of fees and expenses. The rights of the Class B certificateholders to receive monthly distributions with respect to the receivables are subordinated to the rights of the Class A certificateholders. A distribution date is the 15th day of each month (or, if such 15th day is not a business day, the next following business day).


NOTE 4.  FEDERAL INCOME TAX

The Trust is classified as a grantor trust, and therefore is not taxable as a corporation for federal income tax purposes. Each certificateholder will be treated as the owner of a pro rata undivided interest in each of the receivables in the Trust.

GMAC 1992-A GRANTOR TRUST (concluded)


SUPPLEMENTARY FINANCIAL DATA (unaudited)

SUMMARY OF QUARTERLY DISTRIBUTABLE INCOME
(in millions of dollars)




1993 Quarters                           Principal   Interest       Total
- ------------------------------------    ---------   --------       -----
                                             $          $           $

First quarter ......................        206.9       12.4       219.3

Second quarter .....................        192.5        9.8       202.3

Third quarter ......................        157.7        7.5       165.2

Fourth quarter .....................        124.6        5.7       130.3
                                        ---------   --------       -----
     Total .........................        681.7       35.4       717.1
                                        =========   ========       =====



1992 Quarters                           Principal   Interest       Total
- ------------------------------------    ---------   --------       -----
                                             $          $           $

First quarter ......................        171.8       16.5       188.3

Second quarter .....................        278.3       21.9       300.2

Third quarter ......................        263.6       18.4       282.0

Fourth quarter .....................        235.2       15.2       250.4
                                        ---------   --------     -------
     Total .........................        948.9       72.0     1,020.9
                                        =========   ========     =======

INDEPENDENT AUDITORS' REPORT


                                                           March 22, 1994


The GMAC 1992-C Grantor Trust, its Certificateholders, GMAC Auto
Receivables Corporation, and The First National Bank of Chicago:

We have audited the accompanying Statement of Assets and Liabilities of the GMAC 1992-C Grantor Trust as of December 31, 1993 and 1992, and the related Statement of Distributable Income for the year ended December 31, 1993 and the period March 26, 1992 (inception) through December 31, 1992. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 1 to the financial statements, these financial statements are prepared on the basis of cash receipts and disbursements, which is a comprehensive basis of accounting other than generally accepted accounting principles.

In our opinion, such financial statements present fairly, in all material respects, the assets and liabilities of the GMAC 1992-C Grantor Trust at December 31, 1993 and 1992, and its distributable income and distributions for the year ended December 31, 1993 and the period March 26, 1992 (inception) through December 31, 1992, on the basis of accounting described in Note 1.



s\ DELOITTE & TOUCHE
- -----------------------
DELOITTE & TOUCHE
600 Renaissance Center
Detroit, Michigan 48243

GMAC 1992-C GRANTOR TRUST

STATEMENT OF ASSETS AND LIABILITIES
(in millions of dollars)


                                                    Dec. 31     Dec. 31
                                                     1993        1992
                                                    -------     -------
ASSETS                                                 $           $

Receivables (Note 2) ..............................   311.3       716.3
                                                    -------     -------

TOTAL ASSETS ......................................   311.3       716.3
                                                    =======     =======


LIABILITIES

Asset-backed Certificates
 (Notes 2 and 3) ..................................   311.3       716.3
                                                    -------     -------

TOTAL LIABILITIES .................................   311.3       716.3
                                                    =======     =======



Reference should be made to the Notes to Financial Statements.

STATEMENT OF DISTRIBUTABLE INCOME
For the year ended December 31, 1993 and the period March 26, 1992 (inception) through December 31, 1992
(in millions of dollars)




                                                  1993        1992
                                                 -------     -------
                                                    $           $
Distributable Income

  Allocable to Principal ......................    405.0       384.0

  Allocable to Interest  ......................     31.0        41.2
                                                 -------     -------
Distributable Income ..........................    436.0       425.2
                                                 =======     =======


Income Distributed ............................    436.0       425.2
                                                 =======     =======



Reference should be made to the Notes to Financial Statements.

GMAC 1992-C GRANTOR TRUST (continued))

NOTES TO FINANCIAL STATEMENTS

NOTE 1.  BASIS OF ACCOUNTING

The financial statements of the GMAC 1992-C Grantor Trust (the "Trust") are prepared on the basis of cash receipts and cash disbursements. Such financial statements differ from financial statements prepared in accordance with generally accepted accounting principles in that interest income and the related assets are recognized when received rather than when earned and distributions to certificateholders are recognized when paid rather than when the obligation is incurred. All expenses of the Trust are paid by GMAC Auto Receivables Corporation (the "Seller").


NOTE 2.  SALE OF CERTIFICATES

On March 26, 1992, GMAC 1992-C Grantor Trust acquired retail finance receivables aggregating approximately $1,100.3 million from the Seller in exchange for certificates representing undivided ownership interests of 92% for the Class A certificates and 8% for the Class B certificates in the Trust. The Trust property includes a pool of retail instalment sale contracts for new automobiles and light trucks, certain monies due thereunder and security interests in the vehicles financed thereby. The Seller has the option to repurchase the remaining receivables as of the last day of any month on or after which the principal balance declines below 10% of the aggregate amount financed.


NOTE 3.  PRINCIPAL AND INTEREST PAYMENTS

Principal (including prepayments) and interest are passed through and distributed pro rata to Class A and Class B certificateholders on each distribution date commencing April 15, 1992. Principal consists of payments on the receivables that are allocable to repayment of the amount sold as determined on a constant interest rate basis (the "actuarial method"). Interest is passed through and distributed to Class A certificateholders at one-twelfth of the pass through rate of 5.95% per annum. Interest consists of payments on the receivables that are allocable to finance charges, using the actuarial method, net of fees and expenses. The rights of the Class B certificateholders to receive monthly distributions with respect to the receivables are subordinated to the rights of the Class A certificateholders. A distribution date is the 15th day of each month (or, if such 15th day is not a business day, the next following business day).


NOTE 4.  FEDERAL INCOME TAX

The Trust is classified as a grantor trust, and therefore is not taxable as a corporation for federal income tax purposes. Each certificateholder will be treated as the owner of a pro rata undivided interest in each of the receivables in the Trust.

GMAC 1992-C GRANTOR TRUST (concluded)


SUPPLEMENTARY FINANCIAL DATA (unaudited)

SUMMARY OF QUARTERLY DISTRIBUTABLE INCOME
          (in millions of dollars)



1993 Quarters                           Principal   Interest       Total
- ------------------------------------    ---------   --------       -----
                                             $          $           $

First quarter ......................        109.2       10.1       119.3

Second quarter .....................        109.3        8.5       117.8

Third quarter ......................         99.7        6.9       106.6

Fourth quarter .....................         86.8        5.5        92.3
                                        ---------   --------       -----
     Total .........................        405.0       31.0       436.0
                                        =========   ========       =====



1992 Quarters                           Principal   Interest       Total
- ------------------------------------    ---------   --------       -----
                                             $          $           $

Second quarter .....................        133.1       15.7       148.8

Third quarter ......................        129.8       13.7       143.5

Fourth quarter .....................        121.1       11.8       132.9
                                        ---------   --------       -----
     Total .........................        384.0       41.2       425.2
                                        =========   ========       =====

INDEPENDENT AUDITORS' REPORT


                                                           March 22, 1994


The GMAC 1992-D Grantor Trust, its Certificateholders, GMAC Auto
Receivables Corporation, and The First National Bank of Chicago:

We have audited the accompanying Statement of Assets and Liabilities of the GMAC 1992-D Grantor Trust as of December 31, 1993 and 1992, and the related Statement of Distributable Income for the year ended December 31, 1993 and the period June 4, 1992 (inception) through December 31, 1992. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 1 to the financial statements, these financial statements are prepared on the basis of cash receipts and disbursements, which is a comprehensive basis of accounting other than generally accepted accounting principles.

In our opinion, such financial statements present fairly, in all material respects, the assets and liabilities of the GMAC 1992-D Grantor Trust at December 31, 1993 and 1992, and its distributable income and distributions for the year ended December 31, 1993 and the period June 4, 1992 (inception) through December 31, 1992, on the basis of accounting described in Note 1.



s/ DELOITTE & TOUCHE
- ----------------------
DELOITTE & TOUCHE
600 Renaissance Center
Detroit, Michigan 48243

GMAC 1992-D GRANTOR TRUST

STATEMENT OF ASSETS AND LIABILITIES
(in millions of dollars)


                                                     Dec. 31     Dec. 31
                                                      1993        1992
                                                     -------     -------
ASSETS                                                  $           $

Receivables (Note 2) ..............................    702.0     1,270.4
                                                     -------     -------

TOTAL ASSETS ......................................    702.0     1,270.4
                                                     =======     =======


LIABILITIES

Asset-backed Certificates
  (Notes 2 and 3) .................................    702.0     1,270.4
                                                     -------     -------

TOTAL LIABILITIES .................................    702.0     1,270.4
                                                     =======     =======



Reference should be made to the Notes to Financial Statements.

STATEMENT OF DISTRIBUTABLE INCOME
For the year ended December 31, 1993 and the period June 4,1992 (inception) through December 31, 1992
(in millions of dollars)




                                                  1993      1992
                                                 ------    ------
                                                   $         $
Distributable Income

  Allocable to Principal ......................   568.4     377.2

  Allocable to Interest  ......................    55.4      48.0
                                                 ------    ------
Distributable Income ..........................   623.8     425.2
                                                 ======    ======


Income Distributed ............................   623.8     425.2
                                                 ======    ======



Reference should be made to the Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS

NOTE 1.  BASIS OF ACCOUNTING

The financial statements of the GMAC 1992-D Grantor Trust (the "Trust") are prepared on the basis of cash receipts and cash disbursements. Such financial statements differ from financial statements prepared in accordance with generally accepted accounting principles in that interest income and the related assets are recognized when received rather than when earned and distributions to certificateholders are recognized when paid rather than when the obligation is incurred. All expenses of the Trust are paid by GMAC Auto Receivables Corporation (the "Seller").


NOTE 2.  SALE OF CERTIFICATES

On June 4, 1992, GMAC 1992-D Grantor Trust acquired retail finance receivables aggregating approximately $1,647.6 million from the Seller in exchange for certificates representing undivided ownership interests of 91% for the Class A certificates and 9% for the Class B certificates in the Trust. The Trust property includes a pool of retail instalment sale contracts for new and used automobiles and light trucks, certain monies due thereunder and security interests in the vehicles financed thereby. The Seller has the option to repurchase the remaining receivables as of the last day of any month on or after which the principal balance declines below 10% of the aggregate amount financed.


NOTE 3.  PRINCIPAL AND INTEREST PAYMENTS

Principal (including prepayments) and interest are passed through and distributed pro rata to Class A and Class B certificateholders on each distribution date commencing June 15, 1992. Principal consists of payments on the receivables that are allocable to repayment of the amount sold as determined on a constant interest rate basis (the "actuarial method"). Interest is passed through and distributed to Class A certificateholders at one-twelfth of the pass through rate of 5.55% per annum. Interest consists of payments on the receivables that are allocable to finance charges, using the actuarial method, net of fees and expenses. The rights of the Class B certificateholders to receive monthly distributions with respect to the receivables are subordinated to the rights of the Class A certificateholders. A distribution date is the 15th day of each month (or, if such 15th day is not a business day, the next following business day).


NOTE 4.  FEDERAL INCOME TAX

The Trust is classified as a grantor trust, and therefore is not taxable as a corporation for federal income tax purposes. Each certificateholder will be treated as the owner of a pro rata undivided interest in each of the receivables in the Trust.

GMAC 1992-D GRANTOR TRUST (concluded)


SUPPLEMENTARY FINANCIAL DATA (unaudited)

SUMMARY OF QUARTERLY DISTRIBUTABLE INCOME
(in millions of dollars)




1993 Quarters                           Principal   Interest       Total
- ------------------------------------    ---------   --------       -----
                                             $          $           $

First quarter ......................        148.6       16.9       165.5

Second quarter .....................        153.3       14.8       168.1

Third quarter ......................        140.7       12.8       153.5

Fourth quarter .....................        125.8       10.9       136.7
                                        ---------   --------       -----
     Total .........................        568.4       55.4       623.8
                                        =========   ========       =====



1992 Quarters                           Principal   Interest       Total
- ------------------------------------    ---------   --------       -----
                                             $          $           $

Second quarter .....................         50.7        7.6        58.3

Third quarter ......................        166.9       21.4       188.3

Fourth quarter .....................        159.6       19.0       178.6
                                        ---------   --------       -----
     Total .........................        377.2       48.0       425.2
                                        =========   ========       =====

INDEPENDENT AUDITORS' REPORT


                                                           March 22, 1994


The GMAC 1992-E Grantor Trust, its Certificateholders, GMAC Auto
Receivables Corporation, and The First National Bank of Chicago:

We have audited the accompanying Statement of Assets and Liabilities of the GMAC 1992-E Grantor Trust as of December 31, 1993 and 1992, and the related Statement of Distributable Income for the year ended December 31, 1993 and the period August 20, 1992 (inception) through December 31, 1992. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 1 to the financial statements, these financial statements are prepared on the basis of cash receipts and disbursements, which is a comprehensive basis of accounting other than generally accepted accounting principles.

In our opinion, such financial statements present fairly, in all material respects, the assets and liabilities of the GMAC 1992-E Grantor Trust at December 31, 1993 and 1992, and its distributable income and distributions for the year ended December 31, 1993 and the period August 20, 1992 (inception) through December 31, 1992, on the basis of accounting described in Note 1.



s\ DELOITTE & TOUCHE
- -----------------------
DELOITTE & TOUCHE
600 Renaissance Center
Detroit, Michigan 48243

GMAC 1992-E GRANTOR TRUST

STATEMENT OF ASSETS AND LIABILITIES
(in millions of dollars)


                                                    Dec. 31       Dec. 31
                                                     1993          1992
                                                    -------       -------
ASSETS                                                 $             $

Receivables (Note 2) ..............................   885.4       1,398.0
                                                    -------       -------

TOTAL ASSETS ......................................   885.4       1,398.0
                                                    =======       =======


LIABILITIES

Asset-backed Certificates
  (Notes 2 and 3) .................................   885.4       1,398.0
                                                    -------       -------

TOTAL LIABILITIES .................................   885.4       1,398.0
                                                    =======       =======



Reference should be made to the Notes to Financial Statements.

STATEMENT OF DISTRIBUTABLE INCOME
For the year ended December 31, 1993 and the period August 20, 1992 (inception) through December 31, 1992
(in millions of dollars)





                                                  1993        1992
                                                 -------     -------
                                                    $           $
Distributable Income

  Allocable to Principal ......................    512.6       180.0

  Allocable to Interest  ......................     55.1        23.9
                                                 -------     -------
Distributable Income ..........................    567.7       203.9
                                                 =======     =======


Income Distributed ............................    567.7       203.9
                                                 =======     =======




Reference should be made to the Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS

NOTE 1.  BASIS OF ACCOUNTING

The financial statements of the GMAC 1992-E Grantor Trust (the "Trust") are prepared on the basis of cash receipts and cash disbursements. Such financial statements differ from financial statements prepared in accordance with generally accepted accounting principles in that interest income and the related assets are recognized when received rather than when earned and distributions to certificateholders are recognized when paid rather than when the obligation is incurred. All expenses of the Trust are paid by GMAC Auto Receivables Corporation (the "Seller").


NOTE 2.  SALE OF CERTIFICATES

On August 20, 1992, GMAC 1992-E Grantor Trust acquired retail finance receivables aggregating approximately $1,578.0 million from the Seller in exchange for certificates representing undivided ownership interests of 91% for the Class A certificates and 9% for the Class B certificates in the Trust. The Trust property includes a pool of retail instalment sale contracts for new and used automobiles and light trucks, certain monies due thereunder and security interests in the vehicles financed thereby. The Seller has the option to repurchase the remaining receivables as of the last day of any month on or after which the principal balance declines below 10% of the aggregate amount financed.


NOTE 3.  PRINCIPAL AND INTEREST PAYMENTS

Principal (including prepayments) and interest are passed through and distributed pro rata to Class A and Class B certificateholders on each distribution date commencing September 15, 1992. Principal consists of payments on the receivables that are allocable to repayment of the amount sold as determined on a constant interest rate basis (the "actuarial method"). Interest is passed through and distributed to Class A certificateholders at one-twelfth of the pass through rate of 4.75% per annum. Interest consists of payments on the receivables that are allocable to finance charges, using the actuarial method, net of fees and expenses. The rights of the Class B certificateholders to receive monthly distributions with respect to the receivables are subordinated to the rights of the Class A certificateholders. A distribution date is the 15th day of each month (or, if such 15th day is not a business day, the next following business day).


NOTE 4.  FEDERAL INCOME TAX

The Trust is classified as a grantor trust, and therefore is not taxable as a corporation for federal income tax purposes. Each certificateholder will be treated as the owner of a pro rata undivided interest in each of the receivables in the Trust.

GMAC 1992-E GRANTOR TRUST (concluded)


SUPPLEMENTARY FINANCIAL DATA (unaudited)

SUMMARY OF QUARTERLY DISTRIBUTABLE INCOME
(in millions of dollars)




1993 Quarters                           Principal   Interest       Total
- ------------------------------------    ---------   --------       -----
                                             $          $           $

First quarter ......................        128.3       16.1       144.4

Second quarter .....................        134.8       14.5       149.3

Third quarter ......................        129.0       13.0       142.0

Fourth quarter .....................        120.5       11.5       132.0
                                        ---------   --------       -----
     Total .........................        512.6       55.1       567.7
                                        =========   ========       =====



1992 Quarters                           Principal   Interest       Total
- ------------------------------------    ---------   --------       -----
                                             $          $           $

Third quarter ......................         46.1        6.2        52.3

Fourth quarter .....................        133.9       17.7       151.6
                                        ---------   --------       -----
     Total .........................        180.0       23.9       203.9
                                        =========   ========       =====

INDEPENDENT AUDITORS' REPORT


                                                           March 22, 1994


The GMAC 1992-F Grantor Trust, its Certificateholders, GMAC Auto
Receivables Corporation, and The First National Bank of Chicago:

We have audited the accompanying Statement of Assets and Liabilities of the GMAC 1992-F Grantor Trust as of December 31, 1993 and 1992, and the related Statement of Distributable Income for the year ended December 31, 1993 and the period September 29, 1992 (inception) through December 31, 1992. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 1 to the financial statements, these financial statements are prepared on the basis of cash receipts and disbursements, which is a comprehensive basis of accounting other than generally accepted accounting principles.

In our opinion, such financial statements present fairly, in all material respects, the assets and liabilities of the GMAC 1992-F Grantor Trust at December 31, 1993 and 1992, and its distributable income and distributions for the year ended December 31, 1993 and the period September 29, 1992 (inception) through December 31, 1992, on the basis of accounting described in Note 1.



s\ DELOITTE & TOUCHE
- -----------------------
DELOITTE & TOUCHE
600 Renaissance Center
Detroit, Michigan 48243

GMAC 1992-F GRANTOR TRUST

STATEMENT OF ASSETS AND LIABILITIES
(in millions of dollars)


                                                    Dec. 31       Dec. 31
                                                     1993          1992
                                                    -------       -------
ASSETS                                                 $             $

Receivables (Note 2) ..............................   908.7       1,492.8
                                                    -------       -------

TOTAL ASSETS ......................................   908.7       1,492.8
                                                    =======       =======


LIABILITIES

Asset-backed Certificates
  (Notes 2 and 3) .................................   908.7       1,492.8
                                                    -------       -------

TOTAL LIABILITIES .................................   908.7       1,492.8
                                                    =======       =======



Reference should be made to the Notes to Financial Statements.

STATEMENT OF DISTRIBUTABLE INCOME
For the year ended December 31, 1993 and the period September 29, 1992 (inception) through December 31, 1992
(in millions of dollars)





                                                  1993      1992
                                                 ------    ------
                                                    $         $
Distributable Income

  Allocable to Principal ......................   584.1     151.8

  Allocable to Interest  ......................    55.0      17.9
                                                 ------    ------
Distributable Income ..........................   639.1     169.7
                                                 ======    ======


Income Distributed ............................   639.1     169.7
                                                 ======    ======



Reference should be made to the Notes to Financial Statements.

GMAC 1992-F GRANTOR TRUST (continued))

NOTES TO FINANCIAL STATEMENTS

NOTE 1.  BASIS OF ACCOUNTING

The financial statements of the GMAC 1992-F Grantor Trust (the "Trust") are prepared on the basis of cash receipts and cash disbursements. Such financial statements differ from financial statements prepared in accordance with generally accepted accounting principles in that interest income and the related assets are recognized when received rather than when earned and distributions to certificateholders are recognized when paid rather than when the obligation is incurred. All expenses of the Trust are paid by GMAC Auto Receivables Corporation (the "Seller").


NOTE 2.  SALE OF CERTIFICATES

On September 29, 1992, GMAC 1992-F Grantor Trust acquired retail finance receivables aggregating approximately $1,644.6 million from the Seller in exchange for certificates representing undivided ownership interests of 91% for the Class A certificates and 9% for the Class B certificates in the Trust. The Trust property includes a pool of retail instalment sale contracts for new and used automobiles and light trucks, certain monies due thereunder, and security interests in the vehicles financed thereby. The Seller has the option to repurchase the remaining receivables as of the last day of any month on or after which the principal balance declines below 10% of the aggregate amount financed.


NOTE 3.  PRINCIPAL AND INTEREST PAYMENTS

Principal (including prepayments) and interest are passed through and distributed pro rata to Class A and Class B certificateholders on each distribution date commencing October 15, 1992. Principal consists of payments on the receivables that are allocable to repayment of the amount sold as determined on a constant interest rate basis (the "actuarial method"). Interest is passed through and distributed to Class A certificateholders at one-twelfth of the pass through rate of 4.50% per annum. Interest consists of payments on the receivables that are allocable to finance charges, using the actuarial method, net of fees and expenses. The rights of the Class B certificateholders to receive monthly distributions with respect to the receivables are subordinated to the rights of the Class A certificateholders. A distribution date is the 15th day of each month (or, if such 15th day is not a business day, the next following business day).


NOTE 4.  FEDERAL INCOME TAX

The Trust is classified as a grantor trust, and therefore is not taxable as a corporation for federal income tax purposes. Each certificateholder will be treated as the owner of a pro rata undivided interest in each of the receivables in the Trust.

GMAC 1992-F GRANTOR TRUST (concluded)


SUPPLEMENTARY FINANCIAL DATA (unaudited)

SUMMARY OF QUARTERLY DISTRIBUTABLE INCOME
(in millions of dollars)



1993 Quarters                           Principal   Interest       Total
- ------------------------------------    ---------   --------       -----
                                             $          $           $

First quarter ......................        146.9       16.2       163.1

Second quarter .....................        151.2       14.6       165.8

Third quarter ......................        147.3       12.9       160.2

Fourth quarter .....................        138.7       11.3       150.0
                                        ---------   --------       -----
     Total .........................        584.1       55.0       639.1
                                        =========   ========       =====


1992 Quarters                           Principal   Interest       Total
- ------------------------------------    ---------   --------       -----
                                             $          $           $

Fourth quarter .....................        151.8       17.9       169.7
                                        =========   ========       =====

INDEPENDENT AUDITORS' REPORT


                                                           March 22, 1994



The GMAC 1992-G Grantor Trust, its Certificateholders, GMAC Auto
Receivables Corporation, and The First National Bank of Chicago:

We have audited the accompanying Statement of Assets and Liabilities of the GMAC 1992-G Grantor Trust as of December 31, 1993 and 1992, and the related Statement of Distributable Income for the year ended December 31, 1993 and the period November 19, 1992 (inception) through December 31, 1992. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 1 to the financial statements, these financial statements are prepared on the basis of cash receipts and disbursements, which is a comprehensive basis of accounting other than generally accepted accounting principles.

In our opinion, such financial statements present fairly, in all material respects, the assets and liabilities of the GMAC 1992-G Grantor Trust at December 31, 1993 and 1992, and its distributable income and distributions for the year ended December 31, 1993 and the period November 19, 1992 (inception) through December 31, 1992, on the basis of accounting described in Note 1.



s/ DELOITTE & TOUCHE
- -----------------------
DELOITTE & TOUCHE
600 Renaissance Center
Detroit, Michigan 48243

GMAC 1992-G GRANTOR TRUST

STATEMENT OF ASSETS AND LIABILITIES
(in millions of dollars)


                                                     Dec. 31      Dec. 31
                                                      1993         1992
                                                     -------      -------
ASSETS                                                  $            $

Receivables (Note 2) ..............................    335.3      1,288.5
                                                     -------      -------

TOTAL ASSETS ......................................    335.3      1,288.5
                                                     =======      =======


LIABILITIES

Asset-backed Certificates
  (Notes 2 and 3) .................................    335.3      1,288.5
                                                     -------      -------

TOTAL LIABILITIES .................................    335.3      1,288.5
                                                     =======      =======



Reference should be made to the Notes to Financial Statements.

STATEMENT OF DISTRIBUTABLE INCOME
For the year ended December 31, 1993 and the period November 19, 1992 (inception) through December 31, 1992
(in millions of dollars)





                                                 1993       1992
                                                ------     ------
                                                  $          $
Distributable Income

  Allocable to Principal ......................  953.1       91.0

  Allocable to Interest  ......................   35.2        4.9
                                                ------     ------
Distributable Income ..........................  988.3       95.9
                                                ======     ======


Income Distributed ............................  988.3       95.9
                                                ======     ======


Reference should be made to the Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS

NOTE 1.  BASIS OF ACCOUNTING

The financial statements of the GMAC 1992-G Grantor Trust (the "Trust") are prepared on the basis of cash receipts and cash disbursements. Such financial statements differ from financial statements prepared in accordance with generally accepted accounting principles in that interest income and the related assets are recognized when received rather than when earned and distributions to certificateholders are recognized when paid rather than when the obligation is incurred. All expenses of the Trust are paid by GMAC Auto Receivables Corporation (the "Seller").


NOTE 2.  SALE OF CERTIFICATES

On November 19, 1992, GMAC 1992-G Grantor Trust acquired retail finance receivables aggregating approximately $1,379.4 million from the Seller in exchange for certificates representing undivided ownership interests of 94.5% for the Class A certificates and 5.5% for the Class B certificates in the Trust. The Trust property includes a pool of retail instalment sale contracts for new and used automobiles and light trucks, certain monies due thereunder, and security interests in the vehicles financed thereby. The Seller has the option to repurchase the remaining receivables as of the last day of any month on or after which the principal balance declines below 10% of the aggregate amount financed.


NOTE 3.  PRINCIPAL AND INTEREST PAYMENTS

Principal (including prepayments) and interest are passed through and distributed pro rata to Class A and Class B certificateholders on each distribution date commencing December 15, 1992. Principal consists of payments on the receivables that are allocable to repayment of the amount sold as determined on a constant interest rate basis (the "actuarial method"). Interest is passed through and distributed to Class A certificateholders at one-twelfth of the pass through rate of 4.30% per annum. Interest consists of payments on the receivables that are allocable to finance charges, using the actuarial method, net of fees and expenses. The rights of the Class B certificateholders to receive monthly distributions with respect to the receivables are subordinated to the rights of the Class A certificateholders. A distribution date is the 15th day of each month (or, if such 15th day is not a business day, the next following business day).


NOTE 4.  FEDERAL INCOME TAX

The Trust is classified as a grantor trust, and therefore is not taxable as a corporation for federal income tax purposes. Each certificateholder will be treated as the owner of a pro rata undivided interest in each of the receivables in the Trust.

GMAC 1992-G GRANTOR TRUST (concluded)


SUPPLEMENTARY FINANCIAL DATA (unaudited)

SUMMARY OF QUARTERLY DISTRIBUTABLE INCOME
(in millions of dollars)





1993 Quarters                           Principal   Interest       Total
- ------------------------------------    ---------   --------       -----
                                             $          $           $

First quarter ......................        268.1       12.9       281.0

Second quarter .....................        258.3       10.0       268.3

Third quarter ......................        230.4        7.3       237.7

Fourth quarter .....................        196.3        5.0       201.3
                                        ---------   --------       -----
     Total .........................        953.1       35.2       988.3
                                        =========   ========       =====



1992 Quarters                           Principal   Interest       Total
- ------------------------------------    ---------   --------       -----
                                             $          $           $

Fourth quarter .....................         91.0        4.9        95.9
                                        =========   ========       =====

INDEPENDENT AUDITORS' REPORT


                                                           March 22, 1994


The GMAC 1993-A Grantor Trust, its Certificateholders, GMAC Auto
Receivables Corporation, and The First National Bank of Chicago:

We have audited the accompanying Statement of Assets and Liabilities of the GMAC 1993-A Grantor Trust as of December 31, 1993 and the related Statement of Distributable Income for the period March 24, 1993 (inception) through December 31, 1993. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As described in Note 1 to the financial statements, these financial statements are prepared on the basis of cash receipts and disbursements, which is a comprehensive basis of accounting other than generally accepted accounting principles.

In our opinion, such financial statements present fairly, in all material respects, the assets and liabilities of the GMAC 1993-A Grantor Trust at December 31, 1993 and its distributable income and distributions for the period March 24, 1993 (inception) through December 31, 1993, on the basis of accounting described in Note 1.


s\ DELOITTE & TOUCHE
- -----------------------
DELOITTE & TOUCHE
600 Renaissance Center
Detroit, Michigan 48243

GMAC 1993-A GRANTOR TRUST

STATEMENT OF ASSETS AND LIABILITIES
(in millions of dollars)


                                                        Dec. 31
                                                         1993
                                                        -------
ASSETS                                                     $

Receivables (Note 2) ..............................       845.9
                                                        -------

TOTAL ASSETS ......................................       845.9
                                                        =======


LIABILITIES

Asset-backed Certificates
  (Notes 2 and 3) .................................       845.9
                                                        -------

TOTAL LIABILITIES .................................       845.9
                                                        =======



Reference should be made to the Notes to Financial Statements.

STATEMENT OF DISTRIBUTABLE INCOME
For the period March 24, 1992 (inception) through December 31, 1993

(in millions of dollars)




                                                     1993
                                                     -----
                                                      $
Distributable Income

  Allocable to Principal ....................        557.0

  Allocable to Interest  ....................         35.6
                                                     -----
Distributable Income .........................       592.6
                                                     =====

Income Distributed ...........................       592.6
                                                     =====




Reference should be made to the Notes to Financial Statements.

GMAC 1993-A GRANTOR TRUST (continued))

NOTES TO FINANCIAL STATEMENTS

NOTE 1.  BASIS OF ACCOUNTING

The financial statements of the GMAC 1993-A Grantor Trust (the "Trust") are prepared on the basis of cash receipts and cash disbursements. Such financial statements differ from financial statements prepared in accordance with generally accepted accounting principles in that interest income and the related assets are recognized when received rather than when earned and distributions to certificateholders are recognized when paid rather than when the obligation is incurred. All expenses of the Trust are paid by GMAC Auto Receivables Corporation (the "Seller").


NOTE 2.  SALE OF CERTIFICATES

On March 24, 1993, GMAC 1993-A Grantor Trust acquired retail finance receivables aggregating approximately $1,403.0 million from the Seller in exchange for certificates representing undivided ownership interests of 92.5% for the Class A certificates and 7.5% for the Class B certificates in the Trust. The Trust property includes a pool of retail instalment sale contracts for new and used automobiles and light trucks, certain monies due thereunder, and security interests in the vehicles financed thereby. The Seller has the option to repurchase the remaining receivables as of the last day of any month on or after which the principal balance declines below 10% of the aggregate amount financed.


NOTE 3.  PRINCIPAL AND INTEREST PAYMENTS

Principal (including prepayments) and interest are passed through and distributed pro rata to Class A and Class B certificateholders on each distribution date commencing April 15, 1993. Principal consists of payments on the receivables that are allocable to repayment of the amount sold as determined on a constant interest rate basis (the "actuarial method"). Interest is passed through and distributed to Class A certificateholders at one-twelfth of the pass through rate of 4.15% per annum. Interest consists of payments on the receivables that are allocable to finance charges, using the actuarial method, net of fees and expenses. The rights of the Class B certificateholders to receive monthly distributions with respect to the receivables are subordinated to the rights of the Class A certificateholders. A distribution date is the 15th day of each month (or, if such 15th day is not a business day, the next following business day).


NOTE 4.  FEDERAL INCOME TAX

The Trust is classified as a grantor trust, and therefore is not taxable as a corporation for federal income tax purposes. Each certificateholder will be treated as the owner of a pro rata undivided interest in each of the receivables in the Trust.

GMAC 1993-A GRANTOR TRUST (concluded)


SUPPLEMENTARY FINANCIAL DATA (unaudited)

SUMMARY OF QUARTERLY DISTRIBUTABLE INCOME
(in millions of dollars)



1993 Quarters                           Principal   Interest       Total
- ------------------------------------    ---------   --------       -----
                                             $          $           $

Second quarter .....................        196.7       13.9       210.6

Third quarter ......................        194.4       11.8       206.2

Fourth quarter .....................        165.9        9.9       175.8
                                        ---------   --------       -----
     Total .........................        557.0       35.6       592.6
                                        =========   ========       =====

INDEPENDENT AUDITORS' REPORT


                                                           March 22, 1994


The GMAC 1993-B Grantor Trust, its Certificateholders, GMAC Auto
Receivables Corporation, and The First National Bank of Chicago:

We have audited the accompanying Statement of Assets and Liabilities of the GMAC 1993-B Grantor Trust as of December 31, 1993 and the related Statement of Distributable Income for the period September 16, 1993 (inception) through December 31, 1993. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As described in Note 1 to the financial statements, these financial statements are prepared on the basis of cash receipts and disbursements, which is a comprehensive basis of accounting other than generally accepted accounting principles.

In our opinion, such financial statements present fairly, in all material respects, the assets and liabilities of the GMAC 1993-B Grantor Trust at December 31, 1993 and its distributable income and distributions for the period September 16, 1993 (inception) through December 31, 1993, on the basis of accounting described in Note 1.




s/ DELOITTE & TOUCHE
- -----------------------
DELOITTE & TOUCHE
600 Renaissance Center
Detroit, Michigan 48243

GMAC 1993-B GRANTOR TRUST

STATEMENT OF ASSETS AND LIABILITIES
(in millions of dollars)


                                                     Dec. 31
                                                      1993
                                                     -------
ASSETS                                                  $

Receivables (Note 2) ..............................  1,269.0
                                                     -------

TOTAL ASSETS ......................................  1,269.0
                                                     =======


LIABILITIES

Asset-backed Certificates
  (Notes 2 and 3) .................................  1,269.0
                                                     -------

TOTAL LIABILITIES .................................  1,269.0
                                                     =======



Reference should be made to the Notes to Financial Statements.

STATEMENT OF DISTRIBUTABLE INCOME
For the period September 16, 1993 (inception) through December 31, 1993

(in millions of dollars)




                                                     1993
                                                     -----
                                                      $
Distributable Income

  Allocable to Principal ....................        181.6

  Allocable to Interest  ....................         13.9
                                                     -----
Distributable Income .........................       195.5
                                                     =====

Income Distributed ...........................       195.5
                                                     =====





Reference should be made to the Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS

NOTE 1.  BASIS OF ACCOUNTING

The financial statements of the GMAC 1993-B Grantor Trust (the "Trust") are prepared on the basis of cash receipts and cash disbursements. Such financial statements differ from financial statements prepared in accordance with generally accepted accounting principles in that interest income and the related assets are recognized when received rather than when earned and distributions to certificateholders are recognized when paid rather than when the obligation is incurred. All expenses of the Trust are paid by GMAC Auto Receivables Corporation (the "Seller").


NOTE 2.  SALE OF CERTIFICATES

On September 16, 1993, GMAC 1993-B Grantor Trust acquired retail finance receivables aggregating approximately $1,450.6 million from the Seller in exchange for certificates representing undivided ownership interests of 92.5% for the Class A certificates and 7.5% for the Class B certificates in the Trust. The Trust property includes a pool of retail instalment sale contracts for new and used automobiles and light trucks, certain monies due thereunder, and security interests in the vehicles financed thereby. The Seller has the option to repurchase the remaining receivables as of the last day of any month on or after which the principal balance declines below 10% of the aggregate amount financed.


NOTE 3.  PRINCIPAL AND INTEREST PAYMENTS

Principal (including prepayments) and interest are passed through and distributed pro rata to Class A and Class B certificateholders on each distribution date commencing October 15, 1993. Principal consists of payments on the receivables that are allocable to repayment of the amount sold as determined on a constant interest rate basis (the "actuarial method"). Interest is passed through and distributed to Class A certificateholders at one-twelfth of the pass through rate of 4.00% per annum. Interest consists of payments on the receivables that are allocable to finance charges, using the actuarial method, net of fees and expenses. The rights of the Class B certificateholders to receive monthly distributions with respect to the receivables are subordinated to the rights of the Class A certificateholders. A distribution date is the 15th day of each month (or, if such 15th day is not a business day, the next following business day).


NOTE 4.  FEDERAL INCOME TAX

The Trust is classified as a grantor trust, and therefore is not taxable as a corporation for federal income tax purposes. Each certificateholder will be treated as the owner of a pro rata undivided interest in each of the receivables in the Trust.

GMAC 1993-B GRANTOR TRUST (concluded)


SUPPLEMENTARY FINANCIAL DATA (unaudited)

SUMMARY OF QUARTERLY DISTRIBUTABLE INCOME
(in millions of dollars)



1993 Quarters                           Principal   Interest       Total
- ------------------------------------    ---------   --------       -----
                                             $          $           $

Fourth quarter .....................        181.6       13.9       195.5
                                        =========   ========       =====

                                   PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.


   (a) (1) FINANCIAL STATEMENTS.

           Included in Part II, Item 8, of Form 10-K.

   (a) (2) FINANCIAL STATEMENT SCHEDULES.

           All schedules have been omitted because they are inapplicable or because the information called for is shown in the financial statements or notes thereto.

   (a) (3) EXHIBITS (Included in Part II of this report).

           -- GMAC 1990-A Grantor Trust Financial Statements for the Year
              Ended December 31, 1993.

           -- GMAC 1991-A Grantor Trust Financial Statement for the Year
              Ended December 31, 1993.

           -- GMAC 1991-B Grantor Trust Financial Statements for the Year
              Ended December 31, 1993.

           -- GMAC 1991-C Grantor Trust Financial Statements for the Year
              Ended December 31, 1993.

           -- GMAC 1992-A Grantor Trust Financial Statements for the Year
              Ended December 31, 1993.

           -- GMAC 1992-C Grantor Trust Financial Statement for the Year
              Ended December 31, 1993.

           -- GMAC 1992-D Grantor Trust Financial Statements for the Year
              Ended December 31, 1993.

           -- GMAC 1992-E Grantor Trust Financial Statements for the Year
              Ended December 31, 1993.

           -- GMAC 1992-F Grantor Trust Financial Statements for the Year
              Ended December 31, 1993.

           -- GMAC 1992-G Grantor Trust Financial Statement for the Year
              Ended December 31, 1993.

           -- GMAC 1993-A Grantor Trust Financial Statements for the period
              March 24, 1993 through December 31, 1993.

           -- GMAC 1993-B Grantor Trust Financial Statements for the period
              September 16, 1993 through December 31, 1993.


 (b)     REPORTS ON FORM 8-K.

           No current reports on Form 8-K have been filed by any of the above-mentioned Grantor Trusts during the fourth quarter ended December 31, 1993

ITEMS 2, 3, 4, 5, 6, 9, 10, 11, 12 and 13 are inapplicable and have been omitted.

                                  SIGNATURE


Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Trustee has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      GMAC 1990-A GRANTOR TRUST
                                      GMAC 1991-A GRANTOR TRUST
                                      GMAC 1991-B GRANTOR TRUST
                                      GMAC 1991-C GRANTOR TRUST
                                      GMAC 1992-A GRANTOR TRUST
                                      GMAC 1992-C GRANTOR TRUST
                                      GMAC 1992-D GRANTOR TRUST
                                      GMAC 1992-E GRANTOR TRUST
                                      GMAC 1992-F GRANTOR TRUST
                                      GMAC 1992-G GRANTOR TRUST
                                      GMAC 1993-A GRANTOR TRUST
                                      GMAC 1993-B GRANTOR TRUST

                                  The First National Bank of Chicago
                                              (Trustee)



                                  s\       Steven M. Wagner
                                  ----------------------------------
                                  (Steven M. Wagner, Vice President)

Date: March 30, 1994
      --------------