Form 10-Q
period 1994-03-31
GMAC AUTO RECEIVABLES CORP; GMAC 1990-A GRANTOR TRUST; GMAC 1991-A GRANTOR TRUST; GMAC 1991-B GRANTOR TRUST; GMAC 1991-C GRANTOR TRUST; GMAC 1992-A GRANTOR TRUST; GMAC 1992-C GRANTOR TRUST; GMAC 1992-D GRANTOR TRUST; GMAC 1992-F GRANTOR TRUST; GMAC 1992-G GRANTOR TRUST
filed 1994-05-13
CIK 869739, 868571, 872551, 872552, 872553, 882234, 882239, 882240, 882243, 882244

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-Q

(Mark One)

 X ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1994, OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO __________.



      GMAC 1990-A GRANTOR TRUST                          33-37995
      GMAC 1991-A GRANTOR TRUST                          33-39290
      GMAC 1991-B GRANTOR TRUST                          33-42657
      GMAC 1991-C GRANTOR TRUST                          33-44315
      GMAC 1992-A GRANTOR TRUST                          33-45204
      GMAC 1992-C GRANTOR TRUST                          33-46427
      GMAC 1992-D GRANTOR TRUST                          33-47999
      GMAC 1992-E GRANTOR TRUST                          33-48893
      GMAC 1992-F GRANTOR TRUST                          33-49037
      GMAC 1992-G GRANTOR TRUST                          33-49155
      GMAC 1993-A GRANTOR TRUST                          33-49197
      GMAC 1993-B GRANTOR TRUST                          33-49197
    -----------------------------                     ---------------
    (Exact name of registrants as                     Commission file
     specified in its charter)                            number


A National Banking Association                           36-0899825
- -------------------------------                     -------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)

   One First National Plaza,
Suite 0126, Chicago, Illinois                            60670-0126
- ----------------------------------------                 ----------
(Address of principal executive offices)                 (Zip Code)


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

     This quarterly report, filed pursuant to Rule 13a-13 of the General Rules and Regulations under the Securities Exchange Act of 1934, consists of the following information as specified in Form 10-Q:



                       PART I.  FINANCIAL INFORMATION


     The required information is given as to each of the registrants as shown on page 1 herein.

ITEM 1. FINANCIAL STATEMENTS.

        1.  Statement of Assets and Liabilities, March 31, 1994,
            December 31, 1993 and March 31, 1993.
        2. Statement of Distributable Income for the Three Months Ended March 31, 1994 and 1993.
        3.  Notes to Financial Statements.

     The above described Financial Statements for each of the registrants are submitted herewith as Exhibits 20.1, 20.2, 20.3, 20.4, 20.5, 20.6, 20.7,
20.8, 20.9, 20.10, 20.11 and 20.12.

     In the opinion of management, the interim financial statements reflect all adjustments, consisting of normal recurring items, which are necessary for a fair presentation of the results for the interim periods presented.



                                   PART II


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Each of the Grantor Trusts, listed in the table on the following page, was formed by GMAC Auto Receivables Corporation (the "Seller") pursuant to a Pooling and Servicing Agreement between the Seller and The First National Bank of Chicago, as trustee. Each Trust acquired retail finance receivables from the Seller in the aggregate amount as shown below in exchange for certificates representing undivided ownership interests in each Trust. Each Trust's property includes a pool of retail instalment sale contracts secured by new and in some Trust's used, automobiles and light trucks, certain monies due thereunder and security interests in the vehicles financed thereby.















                                                             (continued)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (concluded).

     The certificates for each of the following Trusts consist of two classes, entitled Asset-Backed Certificates, Class A and Asset-Backed Certificates, Class B. The Class A certificates represent in the aggregate an undivided ownership interest that ranges between approximately 91% and 94.5% in the Trusts and the Class B certificates represent in the aggregate an undivided ownership interest that ranges between approximately 5.5% and 9% in the Trusts. Only the Class A certificates have been remarketed to the public.
The Class B certificates have not been offered to the public and are held by the Seller. The rights of the Class B certificateholder to receive monthly distributions with respect to the receivables are subordinated to the rights of the Class A certificateholders.


                                           Retail Finance Receivables
                                     --------------------------------------
                Date of Pooling                   Asset-Backed Certificates
Grantor          and Servicing       Aggregate    -------------------------
Trust              Agreement           Amount        Class A        Class B
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

     General Motors Acceptance Corporation, the originator of the retail receivables, continues to service the receivables for each of the aforementioned Grantor Trusts and receives compensation and fees for such services. Investors receive monthly payments of the pro rata portion of principal and interest received by each Trust as the receivables are liquidated.




                           ____________________

                         PART II.  OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits:

             20.1 GMAC 1990-A Grantor Trust Financial Statements for the Three Months Ended March 31, 1994 and 1993.

             20.2 GMAC 1991-A Grantor Trust Financial Statements for the Three Months Ended March 31, 1994 and 1993.

             20.3 GMAC 1991-B Grantor Trust Financial Statements for the Three Months Ended March 31, 1994 and 1993.

             20.4 GMAC 1991-C Grantor Trust Financial Statements for the Three Months Ended March 31, 1994 and 1993.

             20.5 GMAC 1992-A Grantor Trust Financial Statements for the Three Months Ended March 31, 1994 and 1993.

             20.6 GMAC 1992-C Grantor Trust Financial Statements for the Three Months Ended March 31, 1994 and 1993.

             20.7 GMAC 1992-D Grantor Trust Financial Statements for the Three Months Ended March 31, 1994 and 1993.

             20.8 GMAC 1992-E Grantor Trust Financial Statements for the Three Months Ended March 31, 1994 and 1993.

             20.9 GMAC 1992-F Grantor Trust Financial Statements for the Three Months Ended March 31, 1994 and 1993.

             20.10 GMAC 1992-G Grantor Trust Financial Statements for the Three Months Ended March 31, 1994 and 1993.

             20.11 GMAC 1993-A Grantor Trust Financial Statements for the Three Months Ended March 31, 1994.

             20.12 GMAC 1993-B Grantor Trust Financial Statements for the Three Months Ended March 31, 1994.



               (b) Reports on Form 8-K:

              No current reports on Form 8-K have been filed by any of the abovementioned Grantor Trusts during the quarter ended
              March 31, 1994.



                            ______________________

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



                                 by:  The First National Bank of Chicago
                                 ---------------------------------------
                                               (Trustee)


                                 s\         Steven M. Wagner
                                 ---------------------------------------
                                    (Steven M. Wagner, Vice President)

Date: May 13, 1994
      ------------

                                 EXHIBIT INDEX


Exhibit
Number                                 Exhibit Name
- --------            -------------------------------------------------------
 20.1 GMAC 1990-A Grantor Trust Financial Statements for the Three Months Ended March 31, 1994 and 1993.

 20.2 GMAC 1991-A Grantor Trust Financial Statements for the Three Months Ended March 31, 1994 and 1993.

 20.3 GMAC 1991-B Grantor Trust Financial Statements for the Three Months Ended March 31, 1994 and 1993.

 20.4 GMAC 1991-C Grantor Trust Financial Statements for the Three Months Ended March 31, 1994 and 1993.

 20.5 GMAC 1992-A Grantor Trust Financial Statements for the Three Months Ended March 31, 1994 and 1993.

 20.6 GMAC 1992-C Grantor Trust Financial Statements for the Three Months Ended March 31, 1994 and 1993.

 20.7 GMAC 1992-D Grantor Trust Financial Statements for the Three Months Ended March 31, 1994 and 1993.

 20.8 GMAC 1992-E Grantor Trust Financial Statements for the Three Months Ended March 31, 1994 and 1993.

 20.9 GMAC 1992-F Grantor Trust Financial Statements for the Three Months Ended March 31, 1994 and 1993.

 20.10 GMAC 1992-G Grantor Trust Financial Statements for the Three Months Ended March 31, 1994 and 1993.

 20.11 GMAC 1993-A Grantor Trust Financial Statements for the Three Months Ended March 31, 1994.

 20.12 GMAC 1993-B Grantor Trust Financial Statements for the Three Months Ended March 31, 1994.

                                                            Exhibit 20.1
                                                            Page 1 of 3


GMAC 1990-A GRANTOR TRUST

STATEMENT OF ASSETS AND LIABILITIES
(in millions of dollars)


                                           March 31,     Dec. 31,   March 31,
                                             1994          1993       1993
                                           --------      -------    --------
ASSETS

Receivables (Note 2) ..................... $   162.0    $  207.1    $  389.8
                                           ---------    --------    --------

TOTAL ASSETS ............................. $   162.0    $  207.1    $  389.8
                                           =========    ========    ========



LIABILITIES

Asset-Backed Certificates
  (Notes 2 and 3) ........................ $   162.0    $  207.1    $  389.8
                                           ---------    --------    --------

TOTAL LIABILITIES ........................ $   162.0    $  207.1    $  389.8
                                           =========    ========    ========




Reference should be made to the Notes to Financial Statements.

                                                             Exhibit 20.1
                                                             Page 2 of 3

GMAC 1990-A GRANTOR TRUST (continued)

STATEMENT OF DISTRIBUTABLE INCOME
(in millions of dollars)




                                                      Three Months Ended
                                                          March 31,
                                                    ---------------------
                                                      1994          1993
                                                      ----          ----


Distributable Income

  Allocable to Principal .........................  $   45.1     $   70.0

  Allocable to Interest  .........................       3.9          9.0
                                                    --------     --------
Distributable Income .............................  $   49.0     $   79.0
                                                    ========     ========


Income Distributed ...............................  $   49.0     $   79.0
                                                    ========     ========



Reference should be made to the Notes to Financial Statements.

                                                              Exhibit 20.1
                                                              Page 3 of 3


GMAC 1990-A GRANTOR TRUST (concluded)

NOTES TO FINANCIAL STATEMENTS

NOTE 1.  BASIS OF ACCOUNTING

The financial statements of the GMAC 1990-A Grantor Trust (the "Trust") are prepared on the basis of cash receipts and cash disbursements. Such financial statements differ from financial statements prepared in accordance with generally accepted accounting principles in that interest income and the related assets are recognized when received rather than when earned and distributions to certificateholders are recognized when paid rather than when the obligation is incurred. Certain expenses of the Trust are paid by GMAC Auto Receivables Corporation (the "Seller").


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

                                                              Exhibit 20.2
                                                              Page 1 of 3


GMAC 1991-A GRANTOR TRUST

STATEMENT OF ASSETS AND LIABILITIES
(in millions of dollars)


                                           March 31,    Dec. 31,    March 31,
                                             1994         1993        1993
                                           --------     --------    --------

ASSETS

Receivables (Note 2) ..................... $  124.9     $  162.0    $  312.4
                                           --------     --------    --------


TOTAL ASSETS ............................. $  124.9     $  162.0    $  312.4
                                           ========     ========    ========



LIABILITIES

Asset-Backed Certificates
  (Notes 2 and 3) ........................ $  124.9     $  162.0    $  312.4
                                           --------     --------    --------

TOTAL LIABILITIES ........................ $  124.9     $  162.0    $  312.4
                                           ========     ========    ========




Reference should be made to the Notes to Financial Statements.

                                                             Exhibit 20.2
                                                             Page 2 of 3

GMAC 1991-A GRANTOR TRUST (continued)

STATEMENT OF DISTRIBUTABLE INCOME
(in millions of dollars)


                                                      Three Months Ended
                                                          March 31,
                                                    ---------------------
                                                      1994          1993
                                                      ----          ----

Distributable Income

  Allocable to Principal .........................  $   37.1     $   58.0

  Allocable to Interest  .........................       2.9          6.9
                                                    --------     --------
Distributable Income .............................  $   40.0     $   64.9
                                                    ========     ========


Income Distributed ...............................  $   40.0     $   64.9
                                                    ========     ========


Reference should be made to the Notes to Financial Statements.

                                                              Exhibit 20.2
                                                              Page 3 of 3


GMAC 1991-A GRANTOR TRUST (concluded)

NOTES TO FINANCIAL STATEMENTS

NOTE 1.  BASIS OF ACCOUNTING

The financial statements of the GMAC 1991-A Grantor Trust (the "Trust") are prepared on the basis of cash receipts and cash disbursements. Such financial statements differ from financial statements prepared in accordance with generally accepted accounting principles in that interest income and the related assets are recognized when received rather than when earned and distributions to certificateholders are recognized when paid rather than when the obligation is incurred. Certain expenses of the Trust are paid by GMAC Auto Receivables Corporation (the "Seller").


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

                                                              Exhibit 20.3
                                                              Page 1 of 3


GMAC 1991-B GRANTOR TRUST

STATEMENT OF ASSETS AND LIABILITIES
(in millions of dollars)


                                           March 31,    Dec. 31,    March 31,
                                             1994         1993        1993
                                           --------     --------    --------


ASSETS

Receivables (Note 2) ..................... $  253.4     $  306.4    $  510.1
                                           --------     --------    --------


TOTAL ASSETS ............................. $  253.4     $  306.4    $  510.1
                                           ========     ========    ========



LIABILITIES

Asset-Backed Certificates
  (Notes 2 and 3) ........................ $  253.4     $  306.4    $  510.1
                                           --------     --------    --------

TOTAL LIABILITIES ........................ $  253.4     $  306.4    $  510.1
                                           ========     ========    ========




Reference should be made to the Notes to Financial Statements.

                                                             Exhibit 20.3
                                                             Page 2 of 3

GMAC 1991-B GRANTOR TRUST (continued)

STATEMENT OF DISTRIBUTABLE INCOME
(in millions of dollars)





                                                     Three Months Ended
                                                          March 31,
                                                    ---------------------
                                                      1994          1993
                                                      ----          ----

Distributable Income

  Allocable to Principal .........................  $   53.0     $   72.7

  Allocable to Interest  .........................       4.9          9.4
                                                    --------     --------
Distributable Income .............................  $   57.9     $   82.1
                                                    ========     ========


Income Distributed ...............................  $   57.9     $   82.1
                                                    ========     ========


Reference should be made to the Notes to Financial Statements.

                                                              Exhibit 20.3
                                                              Page 3 of 3


GMAC 1991-B GRANTOR TRUST (concluded)

NOTES TO FINANCIAL STATEMENTS

NOTE 1.  BASIS OF ACCOUNTING

The financial statements of the GMAC 1991-B Grantor Trust (the "Trust") are prepared on the basis of cash receipts and cash disbursements. Such financial statements differ from financial statements prepared in accordance with generally accepted accounting principles in that interest income and the related assets are recognized when received rather than when earned and distributions to certificateholders are recognized when paid rather than when the obligation is incurred. Certain expenses of the Trust are paid by GMAC Auto Receivables Corporation (the "Seller").


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

                                                              Exhibit 20.4
                                                              Page 1 of 3


GMAC 1991-C GRANTOR TRUST

STATEMENT OF ASSETS AND LIABILITIES
(in millions of dollars)


                                           March 31,     Dec. 31,   March 31,
                                             1994         1993        1993
                                           --------     --------    --------

ASSETS

Receivables (Note 2) ..................... $  420.8     $  496.0    $  777.9
                                           --------     --------    --------


TOTAL ASSETS ............................. $  420.8     $  496.0    $  777.9
                                           ========     ========    ========



LIABILITIES

Asset-Backed Certificates
  (Notes 2 and 3) ........................ $  420.8     $  496.0    $  777.9
                                           --------     --------    --------

TOTAL LIABILITIES ........................ $  420.8     $  496.0    $  777.9
                                           ========     ========    ========




Reference should be made to the Notes to Financial Statements.

                                                             Exhibit 20.4
                                                             Page 2 of 3

GMAC 1991-C GRANTOR TRUST (continued)

STATEMENT OF DISTRIBUTABLE INCOME
(in millions of dollars)


                                                      Three Months Ended
                                                          March 31,
                                                    ---------------------
                                                      1994          1993
                                                      ----          ----

Distributable Income

  Allocable to Principal .........................  $   75.2     $   96.7

  Allocable to Interest  .........................       6.7         12.0
                                                    --------     --------
Distributable Income .............................  $   81.9     $  108.7
                                                    ========     ========


Income Distributed ...............................  $   81.9     $  108.7
                                                    ========     ========




Reference should be made to the Notes to Financial Statements.

                                                              Exhibit 20.4
                                                              Page 3 of 3

GMAC 1991-C GRANTOR TRUST (concluded)

NOTES TO FINANCIAL STATEMENTS

NOTE 1.  BASIS OF ACCOUNTING

The financial statements of the GMAC 1991-C Grantor Trust (the "Trust") are prepared on the basis of cash receipts and cash disbursements. Such financial statements differ from financial statements prepared in accordance with generally accepted accounting principles in that interest income and the related assets are recognized when received rather than when earned and distributions to certificateholders are recognized when paid rather than when the obligation is incurred. Certain expenses of the Trust are paid by GMAC Auto Receivables Corporation (the "Seller").

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

                                                              Exhibit 20.5
                                                              Page 1 of 3


GMAC 1992-A GRANTOR TRUST

STATEMENT OF ASSETS AND LIABILITIES
(in millions of dollars)


                                           March 31,    Dec. 31,    March 31,
                                             1994         1993        1993
                                           --------     --------    --------

ASSETS

Receivables (Note 2) ..................... $  272.6     $  370.7    $  845.6
                                           --------     --------    --------


TOTAL ASSETS ............................. $  272.6     $  370.7    $  845.6
                                           ========     ========    ========



LIABILITIES

Asset-Backed Certificates
  (Notes 2 and 3) ........................ $  272.6     $  370.7    $  845.6
                                           --------     --------    --------

TOTAL LIABILITIES ........................ $  272.6     $  370.7    $  845.6
                                           ========     ========    ========





Reference should be made to the Notes to Financial Statements.

                                                             Exhibit 20.5
                                                             Page 2 of 3

GMAC 1992-A GRANTOR TRUST (continued)

STATEMENT OF DISTRIBUTABLE INCOME
(in millions of dollars)

                                                      Three Months Ended
                                                          March 31,
                                                    ---------------------
                                                      1994          1993
                                                      ----          ----

Distributable Income

  Allocable to Principal .........................  $   98.1     $  206.9

  Allocable to Interest  .........................       4.2         12.4
                                                    --------     --------
Distributable Income .............................  $  102.3     $  219.3
                                                    ========     ========


Income Distributed ...............................  $  102.3     $  219.3
                                                    ========     ========




Reference should be made to the Notes to Financial Statements.

                                                              Exhibit 20.5
                                                              Page 3 of 3


GMAC 1992-A GRANTOR TRUST (concluded)

NOTES TO FINANCIAL STATEMENTS

NOTE 1.  BASIS OF ACCOUNTING

The financial statements of the GMAC 1992-A Grantor Trust (the "Trust") are prepared on the basis of cash receipts and cash disbursements. Such financial statements differ from financial statements prepared in accordance with generally accepted accounting principles in that interest income and the related assets are recognized when received rather than when earned and distributions to certificateholders are recognized when paid rather than when the obligation is incurred. Certain expenses of the Trust are paid by GMAC Auto Receivables Corporation (the "Seller").


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

                                                              Exhibit 20.6
                                                              Page 1 of 3


GMAC 1992-C GRANTOR TRUST

STATEMENT OF ASSETS AND LIABILITIES
(in millions of dollars)


                                           March 31,    Dec. 31,    March 31,
                                             1994         1993        1993
                                           --------     --------    --------

ASSETS

Receivables (Note 2) ..................... $  235.2     $  311.3    $  607.1
                                           --------     --------    --------


TOTAL ASSETS ............................. $  235.2     $  311.3    $  607.1
                                           ========     ========    ========



LIABILITIES

Asset-Backed Certificates
  (Notes 2 and 3) ........................ $  235.2     $  311.3    $  607.1
                                           --------     --------    --------

TOTAL LIABILITIES ........................ $  235.2     $  311.3    $  607.1
                                           ========     ========    ========



Reference should be made to the Notes to Financial Statements.

                                                             Exhibit 20.6
                                                             Page 2 of 3

GMAC 1992-C GRANTOR TRUST (continued)

STATEMENT OF DISTRIBUTABLE INCOME
(in millions of dollars)


                                                       Three Months Ended
                                                          March 31,
                                                    ---------------------
                                                      1994          1993
                                                      ----          ----

Distributable Income

  Allocable to Principal .........................  $   76.1     $  109.2

  Allocable to Interest  .........................       4.2         10.1
                                                    --------     --------
Distributable Income .............................  $   80.3     $  119.3
                                                    ========     ========


Income Distributed ...............................  $   80.3     $  119.3
                                                    ========     ========



Reference should be made to the Notes to Financial Statements.

                                                             Exhibit 20.6
                                                             Page 3 of 3

GMAC 1992-C GRANTOR TRUST (concluded)

NOTES TO FINANCIAL STATEMENTS

NOTE 1.  BASIS OF ACCOUNTING

The financial statements of the GMAC 1992-C Grantor Trust (the "Trust") are prepared on the basis of cash receipts and cash disbursements. Such financial statements differ from financial statements prepared in accordance with generally accepted accounting principles in that interest income and the related assets are recognized when received rather than when earned and distributions to certificateholders are recognized when paid rather than when the obligation is incurred. Certain expenses of the Trust are paid by GMAC Auto Receivables Corporation (the "Seller").


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

                                                              Exhibit 20.7
                                                              Page 1 of 3


GMAC 1992-D GRANTOR TRUST

STATEMENT OF ASSETS AND LIABILITIES
(in millions of dollars)


                                           March 31,    Dec. 31,    March 31,
                                             1994         1993        1993
                                           --------     --------    --------

ASSETS

Receivables (Note 2) ..................... $  588.7     $  702.0    $1,121.8
                                           --------     --------    --------


TOTAL ASSETS ............................. $  588.7     $  702.0    $1,121.8
                                           ========     ========    ========



LIABILITIES

Asset-Backed Certificates
  (Notes 2 and 3) ........................ $  588.7     $  702.0    $1,121.8
                                           --------     --------    --------

TOTAL LIABILITIES ........................ $  588.7     $  702.0    $1,121.8
                                           ========     ========    ========



Reference should be made to the Notes to Financial Statements.

                                                             Exhibit 20.7
                                                             Page 2 of 3

GMAC 1992-D GRANTOR TRUST (continued)

STATEMENT OF DISTRIBUTABLE INCOME
(in millions of dollars)


                                                       Three Months Ended
                                                          March 31,
                                                    ---------------------
                                                      1994          1993
                                                      ----          ----

Distributable Income

  Allocable to Principal .........................  $  113.3     $  148.6

  Allocable to Interest  .........................       9.2         16.9
                                                    --------     --------
Distributable Income .............................  $  122.5     $  165.5
                                                    ========     ========


Income Distributed ...............................  $  122.5     $  165.5
                                                    ========     ========



Reference should be made to the Notes to Financial Statements.

                                                             Exhibit 20.7
                                                             Page 3 of 3

GMAC 1992-D GRANTOR TRUST (concluded)

NOTES TO FINANCIAL STATEMENTS

NOTE 1.  BASIS OF ACCOUNTING

The financial statements of the GMAC 1992-D Grantor Trust (the "Trust") are prepared on the basis of cash receipts and cash disbursements. Such financial statements differ from financial statements prepared in accordance with generally accepted accounting principles in that interest income and the related assets are recognized when received rather than when earned and distributions to certificateholders are recognized when paid rather than when the obligation is incurred. Certain expenses of the Trust are paid by GMAC Auto Receivables Corporation (the "Seller").


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

                                                              Exhibit 20.8
                                                              Page 1 of 3


GMAC 1992-E GRANTOR TRUST

STATEMENT OF ASSETS AND LIABILITIES
(in millions of dollars)


                                           March 31,    Dec. 31,    March 31,
                                             1994         1993        1993
                                           --------     --------    --------

ASSETS

Receivables (Note 2) ..................... $  774.8     $  885.4    $1,269.7
                                           --------     --------    --------


TOTAL ASSETS ............................. $  774.8     $  885.4    $1,269.7
                                           ========     ========    ========



LIABILITIES

Asset-Backed Certificates
  (Notes 2 and 3) ........................ $  774.8     $  885.4    $1,269.7
                                           --------     --------    --------

TOTAL LIABILITIES ........................ $  774.8     $  885.4    $1,269.7
                                           ========     ========    ========



Reference should be made to the Notes to Financial Statements.

                                                             Exhibit 20.8
                                                             Page 2 of 3

GMAC 1992-E GRANTOR TRUST (continued)

STATEMENT OF DISTRIBUTABLE INCOME
(in millions of dollars)


                                                      Three Months Ended
                                                          March 31,
                                                    ---------------------
                                                      1994          1993
                                                      ----          ----

Distributable Income

  Allocable to Principal .........................  $  110.6     $  128.3

  Allocable to Interest  .........................      10.1         16.1
                                                    --------     --------
Distributable Income .............................  $  120.7     $  144.4
                                                    ========     ========


Income Distributed ...............................  $  120.7     $  144.4
                                                    ========     ========



Reference should be made to the Notes to Financial Statements.

                                                             Exhibit 20.8
                                                             Page 3 of 3

GMAC 1992-E GRANTOR TRUST (concluded)

NOTES TO FINANCIAL STATEMENTS

NOTE 1.  BASIS OF ACCOUNTING

The financial statements of the GMAC 1992-E Grantor Trust (the "Trust") are prepared on the basis of cash receipts and cash disbursements. Such financial statements differ from financial statements prepared in accordance with generally accepted accounting principles in that interest income and the related assets are recognized when received rather than when earned and distributions to certificateholders are recognized when paid rather than when the obligation is incurred. Certain expenses of the Trust are paid by GMAC Auto Receivables Corporation (the "Seller").


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

                                                              Exhibit 20.9
                                                              Page 1 of 3


GMAC 1992-F GRANTOR TRUST

STATEMENT OF ASSETS AND LIABILITIES
(in millions of dollars)


                                           March 31,    Dec. 31,    March 31,
                                             1994         1993        1993
                                           --------     --------    --------

ASSETS

Receivables (Note 2) ..................... $  779.2     $  908.7    $1,345.9
                                           --------     --------    --------


TOTAL ASSETS ............................. $  779.2     $  908.7    $1,345.9
                                           ========     ========    ========



LIABILITIES

Asset-Backed Certificates
  (Notes 2 and 3) ........................ $  779.2     $  908.7    $1,345.9
                                           --------     --------    --------

TOTAL LIABILITIES ........................ $  779.2     $  908.7    $1,345.9
                                           ========     ========    ========



Reference should be made to the Notes to Financial Statements.

                                                             Exhibit 20.9
                                                             Page 2 of 3

GMAC 1992-F GRANTOR TRUST (continued)

STATEMENT OF DISTRIBUTABLE INCOME
(in millions of dollars)


                                                      Three Months Ended
                                                          March 31,
                                                    ---------------------
                                                      1994          1993
                                                      ----          ----

Distributable Income

  Allocable to Principal .........................  $  129.5     $  146.9

  Allocable to Interest  .........................       9.7         16.2
                                                    --------     --------
Distributable Income .............................  $  139.2     $  163.1
                                                    ========     ========


Income Distributed ...............................  $  139.2     $  163.1
                                                    ========     ========



Reference should be made to the Notes to Financial Statements.

                                                             Exhibit 20.9
                                                             Page 3 of 3

GMAC 1992-F GRANTOR TRUST (concluded)

NOTES TO FINANCIAL STATEMENTS

NOTE 1.  BASIS OF ACCOUNTING

The financial statements of the GMAC 1992-F Grantor Trust (the "Trust") are prepared on the basis of cash receipts and cash disbursements. Such financial statements differ from financial statements prepared in accordance with generally accepted accounting principles in that interest income and the related assets are recognized when received rather than when earned and distributions to certificateholders are recognized when paid rather than when the obligation is incurred. Certain expenses of the Trust are paid by GMAC Auto Receivables Corporation (the "Seller").


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

                                                              Exhibit 20.10
                                                              Page 1 of 3


GMAC 1992-G GRANTOR TRUST

STATEMENT OF ASSETS AND LIABILITIES
(in millions of dollars)


                                           March 31,    Dec. 31,    March 31,
                                             1994         1993        1993
                                           --------     --------    --------

ASSETS

Receivables (Note 2) ..................... $  181.6     $  335.3    $1,020.3
                                           --------     --------    --------


TOTAL ASSETS ............................. $  181.6     $  335.3    $1,020.3
                                           ========     ========    ========



LIABILITIES

Asset-Backed Certificates
  (Notes 2 and 3) ........................ $  181.6     $  335.3    $1,020.3
                                           --------     --------    --------

TOTAL LIABILITIES ........................ $  181.6     $  335.3    $1,020.3
                                           ========     ========    ========



Reference should be made to the Notes to Financial Statements.

                                                             Exhibit 20.10
                                                             Page 2 of 3

GMAC 1992-G GRANTOR TRUST (continued)

STATEMENT OF DISTRIBUTABLE INCOME
(in millions of dollars)


                                                      Three Months Ended
                                                          March 31,
                                                    ---------------------
                                                      1994          1993
                                                      ----          ----

Distributable Income

  Allocable to Principal .........................  $  153.7     $  268.1

  Allocable to Interest  .........................       3.0         12.9
                                                    --------     --------
Distributable Income .............................  $  156.7     $  281.0
                                                    ========     ========


Income Distributed ...............................  $  156.7     $  281.0
                                                    ========     ========



Reference should be made to the Notes to Financial Statements.

                                                             Exhibit 20.10
                                                             Page 3 of 3

GMAC 1992-G GRANTOR TRUST (concluded)

NOTES TO FINANCIAL STATEMENTS

NOTE 1.  BASIS OF ACCOUNTING

The financial statements of the GMAC 1992-G Grantor Trust (the "Trust") are prepared on the basis of cash receipts and cash disbursements. Such financial statements differ from financial statements prepared in accordance with generally accepted accounting principles in that interest income and the related assets are recognized when received rather than when earned and distributions to certificateholders are recognized when paid rather than when the obligation is incurred. Certain expenses of the Trust are paid by GMAC Auto Receivables Corporation (the "Seller").


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

                                                              Exhibit 20.11
                                                              Page 1 of 3


GMAC 1993-A GRANTOR TRUST

STATEMENT OF ASSETS AND LIABILITIES
(in millions of dollars)


                                           March 31,     Dec. 31,   March 31,
                                             1994         1993        1993
                                           --------     --------    --------

ASSETS

Receivables (Note 2) ..................... $  701.6     $  845.9    $1,403.0
                                           --------     --------    --------


TOTAL ASSETS ............................. $  701.6     $  845.9    $1,403.0
                                           ========     ========    ========



LIABILITIES

Asset-Backed Certificates
  (Notes 2 and 3) ........................ $  701.6     $  845.9    $1,403.0
                                           --------     --------    --------

TOTAL LIABILITIES ........................ $  701.6     $  845.9    $1,403.0
                                           ========     ========    ========



Reference should be made to the Notes to Financial Statements.

                                                             Exhibit 20.11
                                                             Page 2 of 3

GMAC 1993-A GRANTOR TRUST (continued)

STATEMENT OF DISTRIBUTABLE INCOME
(in millions of dollars)

                                                      Three Months Ended
                                                        March 31, 1994
                                                      ------------------


Distributable Income

  Allocable to Principal .............................     $  144.3

  Allocable to Interest  .............................          8.3
                                                           --------
Distributable Income .................................     $  152.6
                                                           ========


Income Distributed ...................................     $  152.6
                                                           ========




Reference should be made to the Notes to Financial Statements.

                                                             Exhibit 20.11
                                                             Page 3 of 3


GMAC 1993-A GRANTOR TRUST (concluded)

NOTES TO FINANCIAL STATEMENTS

NOTE 1.  BASIS OF ACCOUNTING

The Statement of Assets and Liabilities of the GMAC 1993-A Grantor Trust (the "Trust") is prepared on the basis of cash receipts and cash disbursements. Such statement differs from financial statements prepared in accordance with generally accepted accounting principles in that interest income and the related assets are recognized when received rather than when earned and distributions to certificateholders are recognized when paid rather than when the obligation is incurred. Certain expenses of the Trust are paid by GMAC Auto Receivables Corporation (the "Seller").


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

                                                              Exhibit 20.12
                                                              Page 1 of 3



GMAC 1993-B GRANTOR TRUST

STATEMENT OF ASSETS AND LIABILITIES
(in millions of dollars)


                                             March 31,     Dec. 31,
                                               1994         1993
                                             --------     --------

ASSETS

Receivables (Note 2) .....................   $1,095.2     $1,269.0
                                             --------     --------


TOTAL ASSETS .............................   $1,095.2     $1,269.0
                                             ========     ========



LIABILITIES

Asset-Backed Certificates
  (Notes 2 and 3) ........................   $1,095.2     $1,269.0
                                             --------     --------

TOTAL LIABILITIES ........................   $1,095.2     $1,269.0
                                             ========     ========



Reference should be made to the Notes to Financial Statements.

                                                             Exhibit 20.12
                                                             Page 2 of 3

GMAC 1993-B GRANTOR TRUST (continued)

STATEMENT OF DISTRIBUTABLE INCOME
(in millions of dollars)

                                                      Three Months Ended
                                                        March 31, 1994
                                                      ------------------


Distributable Income

  Allocable to Principal .............................     $  173.8

  Allocable to Interest  .............................         12.1
                                                           --------
Distributable Income .................................     $  185.9
                                                           ========


Income Distributed ...................................     $  185.9
                                                           ========




Reference should be made to the Notes to Financial Statements.

                                                             Exhibit 20.12
                                                             Page 3 of 3

GMAC 1993-B GRANTOR TRUST (concluded)

NOTES TO FINANCIAL STATEMENTS

NOTE 1.  BASIS OF ACCOUNTING

The financial statements of the GMAC 1993-B Grantor Trust (the "Trust") are prepared on the basis of cash receipts and cash disbursements. Such financial statements differ from financial statements prepared in accordance with generally accepted accounting principles in that interest income and the related assets are recognized when received rather than when earned and distributions to certificateholders are recognized when paid rather than when the obligation is incurred. Certain expenses of the Trust are paid by GMAC Auto Receivables Corporation (the "Seller").


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