Form 10-Q
period 1994-06-30
GMAC AUTO RECEIVABLES CORP; GMAC 1990-A GRANTOR TRUST; GMAC 1991-A GRANTOR TRUST; GMAC 1991-B GRANTOR TRUST; GMAC 1991-C GRANTOR TRUST; GMAC 1992-A GRANTOR TRUST; GMAC 1992-C GRANTOR TRUST; GMAC 1992-D GRANTOR TRUST; GMAC 1992-F GRANTOR TRUST; GMAC 1992-G GRANTOR TRUST
filed 1994-08-15
CIK 869739, 868571, 872551, 872552, 872553, 882234, 882239, 882240, 882243, 882244

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-Q

(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1994, OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO __________.



      GMAC 1990-A GRANTOR TRUST                          33-37995
      GMAC 1991-A GRANTOR TRUST                          33-39290
      GMAC 1991-B GRANTOR TRUST                          33-42657
      GMAC 1991-C GRANTOR TRUST                          33-44315
      GMAC 1992-A GRANTOR TRUST                          33-45204
      GMAC 1992-C GRANTOR TRUST                          33-46427
      GMAC 1992-D GRANTOR TRUST                          33-47999
      GMAC 1992-E GRANTOR TRUST                          33-48893
      GMAC 1992-F GRANTOR TRUST                          33-49037
      GMAC 1992-G GRANTOR TRUST                          33-49155
      GMAC 1993-A GRANTOR TRUST                          33-49197
      GMAC 1993-B GRANTOR TRUST                          33-49197
      GMAC 1994-A GRANTOR TRUST                          33-49197
    -----------------------------                     ---------------
    (Exact name of registrants as                     Commission file
     specified in its charter)                            number


A National Banking Association                           36-0899825
- - -------------------------------                     -------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)

   One First National Plaza,
Suite 0126, Chicago, Illinois                            60670-0126
- - ----------------------------------------                 ----------
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

ITEM 1. FINANCIAL STATEMENTS.

        1.  Statement of Assets and Liabilities, June 30, 1994,
            December 31, 1993 and June 30, 1993.
        2.  Statement of Distributable Income for the Six Months
            Ended June 30, 1994 and 1993.
        3.  Notes to Financial Statements.

     The above described Financial Statements for each of the registrants are submitted herewith as Exhibits 20.1, 20.2, 20.3, 20.4, 20.5, 20.6, 20.7,
20.8, 20.9, 20.10, 20.11, 20.12 and 20.13.

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


                                           Retail Finance Receivables
                                     --------------------------------------
                Date of Pooling                   Asset-Backed Certificates
Grantor          and Servicing       Aggregate    -------------------------
Trust              Agreement           Amount        Class A        Class B
- - -------         -----------------    ---------      --------        -------
                                           (In millions of dollars)

GMAC 1990-A     December 20, 1990     $1,162.6      $1,057.9        $104.7

GMAC 1991-A     March 14, 1991           891.7         811.4          80.3

GMAC 1991-B     September 17, 1991     1,007.4         916.7          90.7

GMAC 1991-C     December 16, 1991      1,326.4       1,207.0         119.4

GMAC 1992-A     January 30, 1992       2,001.4       1,851.3         150.1

GMAC 1992-C     March 26, 1992         1,100.3       1,012.3          88.0

GMAC 1992-D     June 4, 1992           1,647.6       1,499.3         148.3

GMAC 1992-E     August 20, 1992        1,578.0       1,436.0         142.0

GMAC 1992-F     September 29, 1992     1,644.6       1,496.6         148.0

GMAC 1992-G     November 19, 1992      1,379.4       1,303.5          75.9

GMAC 1993-A     March 24, 1993         1,403.0       1,297.8         105.2

GMAC 1993-B     September 16, 1993     1,450.6       1,341.8         108.8

GMAC 1994-A     June 28, 1994          1,151.9       1,077.0          74.9


     General Motors Acceptance Corporation (GMAC), the originator of the retail receivables, continues to service the receivables for each of the aforementioned Grantor Trusts and receives compensation and fees for such services. Investors receive monthly payments of the pro rata portion of principal and interest received by each Trust as the receivables are liquidated.




                           ____________________

                         PART II.  OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits:

             20.1 GMAC 1990-A Grantor Trust Financial Statements for the Six Months Ended June 30, 1994 and 1993.

             20.2 GMAC 1991-A Grantor Trust Financial Statements for the Six Months Ended June 30, 1994 and 1993.

             20.3 GMAC 1991-B Grantor Trust Financial Statements for the Six Months Ended June 30, 1994 and 1993.

             20.4 GMAC 1991-C Grantor Trust Financial Statements for the Six Months Ended June 30, 1994 and 1993.

             20.5 GMAC 1992-A Grantor Trust Financial Statements for the Six Months Ended June 30, 1994 and 1993.

             20.6 GMAC 1992-C Grantor Trust Financial Statements for the Six Months Ended June 30, 1994 and 1993.

             20.7 GMAC 1992-D Grantor Trust Financial Statements for the Six Months Ended June 30, 1994 and 1993.

             20.8 GMAC 1992-E Grantor Trust Financial Statements for the Six Months Ended June 30, 1994 and 1993.

             20.9 GMAC 1992-F Grantor Trust Financial Statements for the Six Months Ended June 30, 1994 and 1993.

             20.10 GMAC 1992-G Grantor Trust Financial Statements for the Six Months Ended June 30, 1994 and 1993.

             20.11 GMAC 1993-A Grantor Trust Financial Statements for the Six Months Ended June 30, 1994 and 1993.

             20.12 GMAC 1993-B Grantor Trust Financial Statements for the Six Months Ended June 30, 1994.

             20.13 GMAC 1994-A Grantor Trust Financial Statement for the period June 28, 1994 (inception) through June 30, 1994.


               (b) Reports on Form 8-K:

              No current reports on Form 8-K have been filed by any of the abovementioned Grantor Trusts during the quarter ended
              June 30, 1994.



                            ______________________

                                  SIGNATURE


Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Trustee has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        GMAC 1990-A GRANTOR TRUST
                                        GMAC 1991-A GRANTOR TRUST
                                        GMAC 1991-B GRANTOR TRUST
                                        GMAC 1991-C GRANTOR TRUST
                                        GMAC 1992-A GRANTOR TRUST
                                        GMAC 1992-C GRANTOR TRUST
                                        GMAC 1992-D GRANTOR TRUST
                                        GMAC 1992-E GRANTOR TRUST
                                        GMAC 1992-F GRANTOR TRUST
                                        GMAC 1992-G GRANTOR TRUST
                                        GMAC 1993-A GRANTOR TRUST
                                        GMAC 1993-B GRANTOR TRUST
                                        GMAC 1994-A GRANTOR TRUST


                                 by:  The First National Bank of Chicago
                                 ---------------------------------------
                                               (Trustee)


                                 s\
                                 ---------------------------------------
                                    (Steven M. Wagner, Vice President)

Date: August 15, 1994
      ---------------

                                 EXHIBIT INDEX


Exhibit
Number                                 Exhibit Name
- - --------            -------------------------------------------------------
 20.1               GMAC 1990-A Grantor Trust Financial Statements for the
                    Six Months Ended June 30, 1994 and 1993.

 20.2 GMAC 1991-A Grantor Trust Financial Statements for the Six Months Ended June 30, 1994 and 1993.

 20.3 GMAC 1991-B Grantor Trust Financial Statements for the Six Months Ended June 30, 1994 and 1993.

 20.4 GMAC 1991-C Grantor Trust Financial Statements for the Six Months Ended June 30, 1994 and 1993.

 20.5 GMAC 1992-A Grantor Trust Financial Statements for the Six Months Ended June 30, 1994 and 1993.

 20.6 GMAC 1992-C Grantor Trust Financial Statements for the Six Months Ended June 30, 1994 and 1993.

 20.7 GMAC 1992-D Grantor Trust Financial Statements for the Six Months Ended June 30, 1994 and 1993.

 20.8 GMAC 1992-E Grantor Trust Financial Statements for the Six Months Ended June 30, 1994 and 1993.

 20.9 GMAC 1992-F Grantor Trust Financial Statements for the Six Months Ended June 30, 1994 and 1993.

 20.10 GMAC 1992-G Grantor Trust Financial Statements for the Six Months Ended June 30, 1994 and 1993.

 20.11 GMAC 1993-A Grantor Trust Financial Statements for the Six Months Ended June 30, 1994 and 1993.

 20.12 GMAC 1993-B Grantor Trust Financial Statements for the Six Months Ended June 30, 1994.

 20.13 GMAC 1994-A Grantor Trust Financial Statement for the period June 28, 1994 (inception) through June 30, 1994.



























                                                            Exhibit 20.1
                                                            Page 1 of 3


GMAC 1990-A GRANTOR TRUST

STATEMENT OF ASSETS AND LIABILITIES
(in millions of dollars)


                                                  June 30,     Dec. 31,
                                                    1994         1993
                                                 ---------     ---------
ASSETS

Receivables (Note 2) .....................       $   119.5     $   207.1
                                                 ---------     ---------

TOTAL ASSETS .............................       $   119.5     $   207.1
                                                 =========     =========



LIABILITIES

Asset-Backed Certificates
  (Notes 2 and 3) ........................       $   119.5     $   207.1
                                                 ---------     ---------

TOTAL LIABILITIES ........................       $   119.5     $   207.1
                                                 =========     =========




Reference should be made to the Notes to Financial Statements.




































                                                            Exhibit 20.1
                                                             Page 2 of 3

GMAC 1990-A GRANTOR TRUST (continued)

STATEMENT OF DISTRIBUTABLE INCOME
(in millions of dollars)




                                                Period Ended June 30
                                        Second Quarter           Six Months
                                        ----------------       --------------
                                        1994       1993        1994      1993
                                        ----       ----        ----      ----

Distributable Income

  Allocable to Principal ...........  $  42.5    $  69.0    $  87.6    $ 139.0

  Allocable to Interest  ...........      3.0        7.5        6.9       16.5
                                      -------    --------   -------    -------
Distributable Income ...............  $  45.5    $  76.5    $  94.5    $ 155.5
                                      =======    ========   =======    =======


Income Distributed .................  $  45.5    $  76.5    $  94.5    $ 155.5
                                      =======    ========   =======    =======



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


NOTE 2.  SALE OF CERTIFICATES

On December 20, 1990, GMAC 1990-A Grantor Trust acquired retail finance receivables aggregating approximately $1,162.6 million from the Seller in exchange for certificates representing undivided ownership interests of 91% for the Class A certificates and 9% for the Class B certificates in the Trust. The Trust property includes a pool of retail instalment sale contracts for new automobiles and light trucks, certain monies due thereunder and security interests in the vehicles financed thereby. The Seller has the option to repurchase the remaining receivables on or after the date on which the principal balance declines below 10% of the aggregate amount financed. On June 16, 1994, GMAC exercised the option and repurchased the remaining receivables in GMAC 1990-A Grantor Trust as of July 15, 1994.


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














                                                              Exhibit 20.2
                                                              Page 1 of 3


GMAC 1991-A GRANTOR TRUST

STATEMENT OF ASSETS AND LIABILITIES
(in millions of dollars)


                                                  June 30,     Dec. 31,
                                                    1994         1993
                                                  --------     --------
ASSETS

Receivables (Note 2) .....................       $   92.9     $  162.0
                                                 --------     --------


TOTAL ASSETS .............................       $   92.9     $  162.0
                                                 ========     ========



LIABILITIES

Asset-Backed Certificates
  (Notes 2 and 3) ........................       $   92.9     $  162.0
                                                 --------     --------

TOTAL LIABILITIES ........................       $   92.9     $  162.0
                                                 ========     ========




Reference should be made to the Notes to Financial Statements.


































                                                             Exhibit 20.2
                                                             Page 2 of 3

GMAC 1991-A GRANTOR TRUST (continued)

STATEMENT OF DISTRIBUTABLE INCOME
(in millions of dollars)




                                                Period Ended June 30
                                          Second Quarter       Six Months
                                          --------------     --------------
                                          1994      1993     1994      1993
                                          ----      ----     ----      ----


Distributable Income

  Allocable to Principal ...........   $  32.0   $  55.5   $   69.1  $  113.5

  Allocable to Interest  ...........       2.2       5.8        5.1      12.7
                                       -------   -------   --------  --------
Distributable Income ...............   $  34.2   $  61.3   $   74.2  $  126.2
                                       =======   =======   ========  =========


Income Distributed .................   $  34.2   $  61.3   $   74.2  $  126.2
                                       =======   =======   ========  ========



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


NOTE 2.  SALE OF CERTIFICATES

On March 14, 1991, GMAC 1991-A Grantor Trust acquired retail finance receivables aggregating approximately $891.7 million from the Seller in exchange for certificates representing undivided ownership interests of 91% for the Class A certificates and 9% for the Class B certificates in the Trust. The Trust property includes a pool of retail instalment sale contracts for new automobiles and light trucks, certain monies due thereunder and security interests in the vehicles financed thereby. The Seller has the option to repurchase the remaining receivables on or after the date on which the principal balance declines below 10% of the aggregate amount financed. On June 16, 1994, GMAC exercised the option and repurchased the remaining receivables in GMAC 1991-A Grantor Trust as of July 15, 1994.


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














                                                              Exhibit 20.3
                                                              Page 1 of 3


GMAC 1991-B GRANTOR TRUST

STATEMENT OF ASSETS AND LIABILITIES
(in millions of dollars)


                                           June 30,     Dec. 31,    June 30,
                                             1994         1993        1993
                                           --------     --------    --------

ASSETS

Receivables (Note 2) ..................... $  203.3     $  306.4    $  435.2
                                           --------     --------    --------


TOTAL ASSETS ............................. $  203.3     $  306.4    $  435.2
                                           ========     ========    ========



LIABILITIES

Asset-Backed Certificates
  (Notes 2 and 3) ........................ $  203.3     $  306.4    $  435.2
                                           --------     --------    --------

TOTAL LIABILITIES ........................ $  203.3     $  306.4    $  435.2
                                           ========     ========    ========




Reference should be made to the Notes to Financial Statements.


































                                                             Exhibit 20.3
                                                             Page 2 of 3

GMAC 1991-B GRANTOR TRUST (continued)

STATEMENT OF DISTRIBUTABLE INCOME
(in millions of dollars)




                                                Period Ended June 30
                                          Second Quarter       Six Months
                                          --------------     --------------
                                          1994      1993     1994      1993
                                          ----      ----     ----      ----


Distributable Income

  Allocable to Principal ...........   $  50.1   $  74.8   $  103.1  $  147.5

  Allocable to Interest  ...........       3.9       8.2        8.8      17.6
                                       -------   -------   --------  --------
Distributable Income ...............   $  54.0   $  83.0   $  111.9  $  165.1
                                       =======   =======   ========  ========


Income Distributed .................   $  54.0   $  83.0   $  111.9  $  165.1
                                       =======   =======   ========  ========



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


NOTE 2.  SALE OF CERTIFICATES

On September 17, 1991, GMAC 1991-B Grantor Trust acquired retail finance receivables aggregating approximately $1,007.4 million from the Seller in exchange for certificates representing undivided ownership interests of 91% for the Class A certificates and 9% for the Class B certificates in the Trust. The Trust property includes a pool of retail instalment sale contracts for new automobiles and light trucks, certain monies due thereunder and security interests in the vehicles financed thereby. The Seller has the option to repurchase the remaining receivables on or after the date on which the principal balance declines below 10% of the aggregate amount financed.


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















                                                              Exhibit 20.4
                                                              Page 1 of 3


GMAC 1991-C GRANTOR TRUST

STATEMENT OF ASSETS AND LIABILITIES
(in millions of dollars)


                                           June 30,     Dec. 31,    June 30,
                                             1994         1993        1993
                                           --------     --------    --------

ASSETS

Receivables (Note 2) ..................... $  346.8     $  496.0    $  676.8
                                           --------     --------    --------


TOTAL ASSETS ............................. $  346.8     $  496.0    $  676.8
                                           ========     ========    ========



LIABILITIES

Asset-Backed Certificates
  (Notes 2 and 3) ........................ $  346.8     $  496.0    $  676.8
                                           --------     --------    --------

TOTAL LIABILITIES ........................ $  346.8     $  496.0    $  676.8
                                           ========     ========    ========




Reference should be made to the Notes to Financial Statements.


































                                                             Exhibit 20.4
                                                             Page 2 of 3

GMAC 1991-C GRANTOR TRUST (continued)

STATEMENT OF DISTRIBUTABLE INCOME
(in millions of dollars)


                                             Period Ended June 30
                                      Second Quarter          Six Months
                                      --------------       --------------
                                      1994      1993       1994      1993
                                      ----      ----       ----      ----

Distributable Income

  Allocable to Principal ......... $   73.9   $  101.1   $  149.2  $  197.8

  Allocable to Interest  .........      5.6       10.6       12.3      22.6
                                   --------   --------   --------  --------
Distributable Income ............. $   79.5   $  111.7   $  161.5  $  220.4
                                   ========   ========   ========  ========


Income Distributed ............... $   79.5   $  111.7   $  161.5  $  220.4
                                   ========   ========   ========  ========



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

NOTE 2.  SALE OF CERTIFICATES

On December 16, 1991, GMAC 1991-C Grantor Trust acquired retail finance receivables aggregating approximately $1,326.4 million from the Seller in exchange for certificates representing undivided ownership interests of 91% for the Class A certificates and 9% for the Class B certificates in the Trust. The Trust property includes a pool of retail instalment sale contracts for new automobiles and light trucks, certain monies due thereunder and security interests in the vehicles financed thereby. The Seller has the option to repurchase the remaining receivables on or after the date on which the principal balance declines below 10% of the aggregate amount financed.


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


















                                                              Exhibit 20.5
                                                              Page 1 of 3


GMAC 1992-A GRANTOR TRUST

STATEMENT OF ASSETS AND LIABILITIES
(in millions of dollars)


                                           June 30,     Dec. 31,    June 30,
                                             1994         1993        1993
                                           --------     --------    --------

ASSETS

Receivables (Note 2) ..................... $  191.3     $  370.7    $  653.0
                                           --------     --------    --------


TOTAL ASSETS ............................. $  191.3     $  370.7    $  653.0
                                           ========     ========    ========



LIABILITIES

Asset-Backed Certificates
  (Notes 2 and 3) ........................ $  191.3     $  370.7    $  653.0
                                           --------     --------    --------

TOTAL LIABILITIES ........................ $  191.3     $  370.7    $  653.0
                                           ========     ========    ========





Reference should be made to the Notes to Financial Statements.

































                                                             Exhibit 20.5
                                                             Page 2 of 3

GMAC 1992-A GRANTOR TRUST (continued)

STATEMENT OF DISTRIBUTABLE INCOME
(in millions of dollars)



                                             Period Ended June 30
                                      Second Quarter          Six Months
                                      --------------       --------------
                                      1994      1993       1994      1993
                                      ----      ----       ----      ----

Distributable Income

  Allocable to Principal ......... $   81.2   $  192.5   $  179.4  $  399.4

  Allocable to Interest  .........      3.1        9.8        7.3      22.2
                                   --------   --------   --------  --------
Distributable Income ............. $   84.3   $  202.3   $  186.7  $  421.6
                                   ========   ========   ========  ========


Income Distributed ............... $   84.3   $  202.3   $  186.7  $  421.6
                                   ========   ========   ========  ========



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


NOTE 2.  SALE OF CERTIFICATES

On January 30, 1992, GMAC 1992-A Grantor Trust acquired retail finance receivables aggregating approximately $2,001.4 million from the Seller in exchange for certificates representing undivided ownership interests of 92.5% for the Class A certificates and 7.5% for the Class B certificates in the Trust. The Trust property includes a pool of retail instalment sale contracts for new automobiles and light trucks, certain monies due thereunder and security interests in the vehicles financed thereby. The Seller has the option to repurchase the remaining receivables on or after the date on which the principal balance declines below 10% of the aggregate amount financed.


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















                                                              Exhibit 20.6
                                                              Page 1 of 3


GMAC 1992-C GRANTOR TRUST

STATEMENT OF ASSETS AND LIABILITIES
(in millions of dollars)


                                           June 30,     Dec. 31,    June 30,
                                             1994         1993        1993
                                           --------     --------    --------

ASSETS

Receivables (Note 2) ..................... $  167.2     $  311.3    $  497.7
                                           --------     --------    --------


TOTAL ASSETS ............................. $  167.2     $  311.3    $  497.7
                                           ========     ========    ========



LIABILITIES

Asset-Backed Certificates
  (Notes 2 and 3) ........................ $  167.2     $  311.3    $  497.7
                                           --------     --------    --------

TOTAL LIABILITIES ........................ $  167.2     $  311.3    $  497.7
                                           ========     ========    ========



Reference should be made to the Notes to Financial Statements.



































                                                             Exhibit 20.6
                                                             Page 2 of 3

GMAC 1992-C GRANTOR TRUST (continued)

STATEMENT OF DISTRIBUTABLE INCOME
(in millions of dollars)



                                             Period Ended June 30
                                      Second Quarter          Six Months
                                      --------------        --------------
                                      1994      1993        1994      1993
                                      ----      ----        ----      ----

Distributable Income

  Allocable to Principal ......... $   68.1   $  109.3   $  144.1  $  218.5

  Allocable to Interest  .........      3.1        8.5        7.3      18.6
                                   --------   --------   --------  --------
Distributable Income ............. $   71.2   $  117.8   $  151.4  $  237.1
                                   ========   ========   ========  ========


Income Distributed ............... $   71.2   $  117.8   $  151.4  $  237.1
                                   ========   ========   ========  ========



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


NOTE 2.  SALE OF CERTIFICATES

On March 26, 1992, GMAC 1992-C Grantor Trust acquired retail finance receivables aggregating approximately $1,100.3 million from the Seller in exchange for certificates representing undivided ownership interests of 92% for the Class A certificates and 8% for the Class B certificates in the Trust. The Trust property includes a pool of retail instalment sale contracts for new automobiles and light trucks, certain monies due thereunder and security interests in the vehicles financed thereby. The Seller has the option to repurchase the remaining receivables on or after the date on which the principal balance declines below 10% of the aggregate amount financed.


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
















                                                              Exhibit 20.7
                                                              Page 1 of 3


GMAC 1992-D GRANTOR TRUST

STATEMENT OF ASSETS AND LIABILITIES
(in millions of dollars)


                                           June 30,     Dec. 31,    June 30,
                                             1994         1993        1993
                                           --------     --------    --------

ASSETS

Receivables (Note 2) ..................... $  480.2     $  702.0    $  968.5
                                           --------     --------    --------


TOTAL ASSETS ............................. $  480.2     $  702.0    $  968.5
                                           ========     ========    ========



LIABILITIES

Asset-Backed Certificates
  (Notes 2 and 3) ........................ $  480.2     $  702.0    $  968.5
                                           --------     --------    --------

TOTAL LIABILITIES ........................ $  480.2     $  702.0    $  968.5
                                           ========     ========    ========



Reference should be made to the Notes to Financial Statements.



































                                                             Exhibit 20.7
                                                             Page 2 of 3

GMAC 1992-D GRANTOR TRUST (continued)

STATEMENT OF DISTRIBUTABLE INCOME
(in millions of dollars)


                                             Period Ended June 30
                                      Second Quarter          Six Months
                                      --------------       --------------
                                      1994      1993       1994      1993
                                      ----      ----       ----      ----

Distributable Income

  Allocable to Principal ......... $  108.5   $  153.3   $  221.8  $  301.9

  Allocable to Interest  .........      7.6       14.8       16.8      31.7
                                   --------   --------   --------  --------
Distributable Income ............. $  116.1   $  168.1   $  238.6  $  333.6
                                   ========   ========   ========  ========


Income Distributed ............... $  116.1   $  168.1   $  238.6  $  333.6
                                   ========   ========   ========  ========



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


NOTE 2.  SALE OF CERTIFICATES

On June 4, 1992, GMAC 1992-D Grantor Trust acquired retail finance receivables aggregating approximately $1,647.6 million from the Seller in exchange for certificates representing undivided ownership interests of 91% for the Class A certificates and 9% for the Class B certificates in the Trust. The Trust property includes a pool of retail instalment sale contracts for new and used automobiles and light trucks, certain monies due thereunder and security interests in the vehicles financed thereby. The Seller has the option to repurchase the remaining receivables on or after the date on which the principal balance declines below 10% of the aggregate amount financed.


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
















                                                              Exhibit 20.8
                                                              Page 1 of 3


GMAC 1992-E GRANTOR TRUST

STATEMENT OF ASSETS AND LIABILITIES
(in millions of dollars)


                                           June 30,     Dec. 31,    June 30,
                                             1994         1993        1993
                                           --------     --------    --------

ASSETS

Receivables (Note 2) ..................... $  663.9     $  885.4    $1,135.0
                                           --------     --------    --------


TOTAL ASSETS ............................. $  663.9     $  885.4    $1,135.0
                                           ========     ========    ========



LIABILITIES

Asset-Backed Certificates
  (Notes 2 and 3) ........................ $  663.9     $  885.4    $1,135.0
                                           --------     --------    --------

TOTAL LIABILITIES ........................ $  663.9     $  885.4    $1,135.0
                                           ========     ========    ========



Reference should be made to the Notes to Financial Statements.



































                                                             Exhibit 20.8
                                                             Page 2 of 3

GMAC 1992-E GRANTOR TRUST (continued)

STATEMENT OF DISTRIBUTABLE INCOME
(in millions of dollars)


                                            Period Ended June 30
                                      Second Quarter          Six Months
                                      --------------       --------------
                                      1994      1993       1994      1993
                                      ----      ----       ----      ----

Distributable Income

  Allocable to Principal ......... $  110.9   $  134.8   $  221.5  $  263.1

  Allocable to Interest  .........      8.7       14.5       18.8      30.6
                                   --------   --------   --------  --------
Distributable Income ............. $  119.6   $  149.3   $  240.3  $  293.7
                                   ========   ========   ========  ========


Income Distributed ............... $  119.6   $  149.3   $  240.3  $  293.7
                                   ========   ========   ========  ========



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


NOTE 2.  SALE OF CERTIFICATES

On August 20, 1992, GMAC 1992-E Grantor Trust acquired retail finance receivables aggregating approximately $1,578.0 million from the Seller in exchange for certificates representing undivided ownership interests of 91% for the Class A certificates and 9% for the Class B certificates in the Trust. The Trust property includes a pool of retail instalment sale contracts for new and used automobiles and light trucks, certain monies due thereunder and security interests in the vehicles financed thereby. The Seller has the option to repurchase the remaining receivables on or after the date on which the principal balance declines below 10% of the aggregate amount financed.


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
















                                                              Exhibit 20.9
                                                              Page 1 of 3


GMAC 1992-F GRANTOR TRUST

STATEMENT OF ASSETS AND LIABILITIES
(in millions of dollars)


                                           June 30,     Dec. 31,    June 30,
                                             1994         1993        1993
                                           --------     --------    --------

ASSETS

Receivables (Note 2) ..................... $  654.4     $  908.7    $1,194.7
                                           --------     --------    --------


TOTAL ASSETS ............................. $  654.4     $  908.7    $1,194.7
                                           ========     ========    ========



LIABILITIES

Asset-Backed Certificates
  (Notes 2 and 3) ........................ $  654.4     $  908.7    $1,194.7
                                           --------     --------    --------

TOTAL LIABILITIES ........................ $  654.4     $  908.7    $1,194.7
                                           ========     ========    ========



Reference should be made to the Notes to Financial Statements.



































                                                             Exhibit 20.9
                                                             Page 2 of 3

GMAC 1992-F GRANTOR TRUST (continued)

STATEMENT OF DISTRIBUTABLE INCOME
(in millions of dollars)


                                           Period Ended June 30
                                      Second Quarter          Six Months
                                      --------------       --------------
                                      1994      1993       1994      1993
                                      ----      ----       ----      ----

Distributable Income

  Allocable to Principal ......... $  124.8   $  151.2   $  254.3  $  298.1

  Allocable to Interest  .........      8.3       14.6       18.0      30.8
                                   --------   --------   --------  --------
Distributable Income ............. $  133.1   $  165.8   $  272.3  $  328.9
                                   ========   ========   ========  ========


Income Distributed ............... $  133.1   $  165.8   $  272.3  $  328.9
                                   ========   ========   ========  ========



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


NOTE 2.  SALE OF CERTIFICATES

On September 29, 1992, GMAC 1992-F Grantor Trust acquired retail finance receivables aggregating approximately $1,644.6 million from the Seller in exchange for certificates representing undivided ownership interests of 91% for the Class A certificates and 9% for the Class B certificates in the Trust. The Trust property includes a pool of retail instalment sale contracts for new and used automobiles and light trucks, certain monies due thereunder and security interests in the vehicles financed thereby. The Seller has the option to repurchase the remaining receivables on or after the date on which the principal balance declines below 10% of the aggregate amount financed.


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
















                                                              Exhibit 20.10
                                                              Page 1 of 3


GMAC 1992-G GRANTOR TRUST

STATEMENT OF ASSETS AND LIABILITIES
(in millions of dollars)


                                           June 30,     Dec. 31,    June 30,
                                             1994         1993        1993
                                           --------     --------    --------

ASSETS

Receivables (Note 2) ..................... $   68.9     $  335.3    $  762.0
                                           --------     --------    --------


TOTAL ASSETS ............................. $   68.9     $  335.3    $  762.0
                                           ========     ========    ========



LIABILITIES

Asset-Backed Certificates
  (Notes 2 and 3) ........................ $   68.9     $  335.3    $  762.0
                                           --------     --------    --------

TOTAL LIABILITIES ........................ $   68.9     $  335.3    $  762.0
                                           ========     ========    ========



Reference should be made to the Notes to Financial Statements.



































                                                             Exhibit 20.10
                                                             Page 2 of 3

GMAC 1992-G GRANTOR TRUST (continued)

STATEMENT OF DISTRIBUTABLE INCOME
(in millions of dollars)


                                             Period Ended June 30
                                      Second Quarter          Six Months
                                      --------------        --------------
                                      1994      1993       1994      1993
                                      ----      ----       ----      ----

Distributable Income

  Allocable to Principal ......... $  112.7   $  258.3   $  266.4  $  526.4

  Allocable to Interest  .........      1.5       10.0        4.5      22.9
                                   --------   --------   --------  --------
Distributable Income ............. $  114.2   $  268.3   $  270.9  $  549.3
                                   ========   ========   ========  ========


Income Distributed ............... $  114.2   $  268.3   $  270.9  $  549.3
                                   ========   ========   ========  ========



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


NOTE 2.  SALE OF CERTIFICATES

On November 19, 1992, GMAC 1992-G Grantor Trust acquired retail finance receivables aggregating approximately $1,379.4 million from the Seller in exchange for certificates representing undivided ownership interests of 94.5% for the Class A certificates and 5.5% for the Class B certificates in the Trust. The Trust property includes a pool of retail instalment sale contracts for new and used automobiles and light trucks, certain monies due thereunder and security interests in the vehicles financed thereby. The Seller has the option to repurchase the remaining receivables on or after the date on which the principal balance declines below 10% of the aggregate amount financed.


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
















                                                              Exhibit 20.11
                                                              Page 1 of 3


GMAC 1993-A GRANTOR TRUST

STATEMENT OF ASSETS AND LIABILITIES
(in millions of dollars)


                                           June 30,     Dec. 31,    June 30,
                                             1994         1993        1993
                                           --------     --------    --------

ASSETS

Receivables (Note 2) ..................... $  574.6     $  845.9    $1,206.3
                                           --------     --------    --------


TOTAL ASSETS ............................. $  574.6     $  845.9    $1,206.3
                                           ========     ========    ========



LIABILITIES

Asset-Backed Certificates
  (Notes 2 and 3) ........................ $  574.6     $  845.9    $1,206.3
                                           --------     --------    --------

TOTAL LIABILITIES ........................ $  574.6     $  845.9    $1,206.3
                                           ========     ========    ========



Reference should be made to the Notes to Financial Statements.



































                                                             Exhibit 20.11
                                                             Page 2 of 3

GMAC 1993-A GRANTOR TRUST (continued)

STATEMENT OF DISTRIBUTABLE INCOME
(in millions of dollars)


                                               Period Ended June 30
                                      Second Quarter          Six Months
                                      --------------       --------------
                                      1994      1993       1994      1993
                                      ----      ----       ----      ----

Distributable Income

  Allocable to Principal ......... $  127.0   $  196.7   $  271.3  $  196.7

  Allocable to Interest  .........      6.8       13.9       15.1      13.9
                                   --------   --------   --------  --------
Distributable Income ............. $  133.8   $  210.6   $  286.4  $  210.6
                                   ========   ========   ========  ========


Income Distributed ............... $  133.8   $  210.6   $  286.4  $  210.6
                                   ========   ========   ========  ========



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


NOTE 2.  SALE OF CERTIFICATES

On March 24, 1993, GMAC 1993-A Grantor Trust acquired retail finance receivables aggregating approximately $1,403.0 million from the Seller in exchange for certificates representing undivided ownership interests of 92.5% for the Class A certificates and 7.5% for the Class B certificates in the Trust. The Trust property includes a pool of retail instalment sale contracts for new and used automobiles and light trucks, certain monies due thereunder and security interests in the vehicles financed thereby. The Seller has the option to repurchase the remaining receivables on or after the date on which the principal balance declines below 10% of the aggregate amount financed.


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















                                                              Exhibit 20.12
                                                              Page 1 of 3



GMAC 1993-B GRANTOR TRUST

STATEMENT OF ASSETS AND LIABILITIES
(in millions of dollars)


                                             June 30,     Dec. 31,
                                               1994         1993
                                             --------     --------

ASSETS

Receivables (Note 2) .....................   $  937.0     $1,269.0
                                             --------     --------


TOTAL ASSETS .............................   $  937.0     $1,269.0
                                             ========     ========



LIABILITIES

Asset-Backed Certificates
  (Notes 2 and 3) ........................   $  937.0     $1,269.0
                                             --------     --------

TOTAL LIABILITIES ........................   $  937.0     $1,269.0
                                             ========     ========



Reference should be made to the Notes to Financial Statements.


































                                                             Exhibit 20.12
                                                             Page 2 of 3

GMAC 1993-B GRANTOR TRUST (continued)

STATEMENT OF DISTRIBUTABLE INCOME
(in millions of dollars)

                                                      Period Ended June 30
                                                 Second Quarter   Six Months
                                                 --------------   -----------
                                                       1994          1994
                                                     ----          ----


Distributable Income

  Allocable to Principal ......................     $  158.1      $  332.0

  Allocable to Interest  ......................         10.4          22.5
                                                     --------     --------
Distributable Income ..........................     $  168.5      $  354.5
                                                     ========     ========


Income Distributed ............................     $  168.5      $  354.5
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


NOTE 2.  SALE OF CERTIFICATES

On September 16, 1993, GMAC 1993-B Grantor Trust acquired retail finance receivables aggregating approximately $1,450.6 million from the Seller in exchange for certificates representing undivided ownership interests of 92.5% for the Class A certificates and 7.5% for the Class B certificates in the Trust. The Trust property includes a pool of retail instalment sale contracts for new and used automobiles and light trucks, certain monies due thereunder and security interests in the vehicles financed thereby. The Seller has the option to repurchase the remaining receivables on or after the date on which the principal balance declines below 10% of the aggregate amount financed.


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
















                                                                Exhibit 20.13
                                                                Page 1 of 2


GMAC 1994-A GRANTOR TRUST

STATEMENT OF ASSETS AND LIABILITIES
(in millions of dollars)


                                                June 30,
                                                  1994
                                                --------

ASSETS

Receivables (Note 2) .....................      $1,151.9
                                                --------


TOTAL ASSETS .............................      $1,151.9
                                                ========



LIABILITIES

Asset-Backed Certificates
  (Notes 2 and 3) ........................      $1,151.9
                                              --------

TOTAL LIABILITIES ........................      $1,151.9
                                                ========




Reference should be made to the Notes to Financial Statements.

































                                                            Exhibit 20.13
                                                            Page 2 of 2




GMAC 1994-A GRANTOR TRUST (concluded)

NOTES TO FINANCIAL STATEMENTS

NOTE 1.  BASIS OF ACCOUNTING

The financial statements of the GMAC 1994-A Grantor Trust (the "Trust") are prepared on the basis of cash receipts and cash disbursements. Such financial statements differ from financial statements prepared in accordance with generally accepted accounting principles in that interest income and the related assets are recognized when received rather than when earned and distributions to certificateholders are recognized when paid rather than when the obligation is incurred. Certain expenses of the Trust are paid by GMAC Auto Receivables Corporation (the "Seller").


NOTE 2.  SALE OF CERTIFICATES

On June 28, 1994, GMAC 1994-A Grantor Trust acquired retail finance receivables aggregating approximately $1,151.9 million from the Seller in exchange for certificates representing undivided ownership interests of 93.5% for the Class A certificates and 6.5% for the Class B certificates in the Trust. The Trust property includes a pool of retail instalment sale contracts for new and used automobiles and light trucks, certain monies due thereunder and security interests in the vehicles financed thereby. The Seller has the option to repurchase the remaining receivables on or after the date on which the principal balance declines below 10% of the aggregate amount financed.


NOTE 3.  PRINCIPAL AND INTEREST PAYMENTS

Principal (including prepayments) and interest are passed through and distributed pro rata to Class A and Class B certificateholders on each distribution date commencing July 15, 1994. Principal consists of payments on the receivables that are allocable to repayment of the amount sold as determined on a constant interest rate basis (the "actuarial method"). Interest is passed through and distributed to Class A certificateholders at one-twelfth of the pass through rate of 6.30% per annum. Interest consists of payments on the receivables that are allocable to finance charges, using the actuarial method, net of fees and expenses. The rights of the Class B certificateholders to receive monthly distributions with respect to the receivables are subordinated to the rights of the Class A certificateholders. A distribution date is the 15th day of each month (or, if such 15th day is not a business day, the next following business day).


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