Form 10-Q
period 1994-09-30
GMAC AUTO RECEIVABLES CORP; GMAC 1990-A GRANTOR TRUST; GMAC 1991-A GRANTOR TRUST; GMAC 1991-B GRANTOR TRUST; GMAC 1991-C GRANTOR TRUST; GMAC 1992-A GRANTOR TRUST; GMAC 1992-C GRANTOR TRUST; GMAC 1992-D GRANTOR TRUST; GMAC 1992-F GRANTOR TRUST; GMAC 1992-G GRANTOR TRUST
filed 1994-11-14
CIK 869739, 868571, 872551, 872552, 872553, 882234, 882239, 882240, 882243, 882244

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-Q

(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1994, OR

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

ITEM 1. FINANCIAL STATEMENTS.

        1. Statement of Assets and Liabilities, September 30, 1994, December 31, 1993 and September 30, 1993.
        2. Statement of Distributable Income for the Three Months and Nine Months Ended September 30, 1994 and 1993.
        3.  Notes to Financial Statements.

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




                          ____________________

                         PART II.  OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits:

             20.1 GMAC 1990-A Grantor Trust Financial Statements for the Three Months and Nine Months Ended September 30, 1994 and 1993.

             20.2 GMAC 1991-A Grantor Trust Financial Statements for the Three Months and Nine Months Ended September 30, 1994 and 1993.

             20.3 GMAC 1991-B Grantor Trust Financial Statements for the Three Months and Nine Months Ended September 30, 1994 and 1993.

             20.4   GMAC 1991-C Grantor Trust Financial Statements for the

                    Three Months and Nine Months Ended September 30, 1994 and 1993.

             20.5 GMAC 1992-A Grantor Trust Financial Statements for the Three Months and Nine Months Ended September 30, 1994 and 1993.

             20.6 GMAC 1992-C Grantor Trust Financial Statements for the Three Months and Nine Months Ended September 30, 1994 and 1993.

             20.7 GMAC 1992-D Grantor Trust Financial Statements for the Three Months and Nine Months Ended September 30, 1994 and 1993.

             20.8 GMAC 1992-E Grantor Trust Financial Statements for the Three Months and Nine Months Ended September 30, 1994 and 1993.

             20.9 GMAC 1992-F Grantor Trust Financial Statements for the Three Months and Nine Months Ended September 30, 1994 and 1993.

             20.10 GMAC 1992-G Grantor Trust Financial Statements for the Three Months and Nine Months Ended September 30, 1994 and 1993.

             20.11 GMAC 1993-A Grantor Trust Financial Statements for the Three Months and Nine Months Ended September 30, 1994 and for the period March 24, 1993 (inception) through September 30, 1993.

             20.12 GMAC 1993-B Grantor Trust Financial Statements for the Three Months and Nine Months Ended September 30, 1994 and for the period September 16, 1993 (inception) through September 30, 1993.

             20.13 GMAC 1994-A Grantor Trust Financial Statements for the period June 28, 1994 (inception) through September 30, 1994.

             27.1 Financial Data Schedule for 1990-A Grantor Trust (for SEC electronic filing information only).

             27.2 Financial Data Schedule for 1991-A Grantor Trust (for SEC electronic filing information only).

             27.3 Financial Data Schedule for 1991-B Grantor Trust (for SEC electronic filing information only).

             27.4 Financial Data Schedule for 1991-C Grantor Trust (for SEC electronic filing information only).

             27.5 Financial Data Schedule for 1992-A Grantor Trust (for SEC electronic filing information only).

             27.6 Financial Data Schedule for 1992-C Grantor Trust (for SEC electronic filing information only).

             27.7 Financial Data Schedule for 1992-D Grantor Trust (for SEC electronic filing information only).

             27.8 Financial Data Schedule for 1992-E Grantor Trust (for SEC electronic filing information only).

             27.9 Financial Data Schedule for 1992-F Grantor Trust (for SEC electronic filing information only).

             27.10 Financial Data Schedule for 1992-G Grantor Trust (for SEC electronic filing information only).

             27.11 Financial Data Schedule for 1993-A, 1993-B and 1994-A Grantor Trusts (for SEC electronic filing information only).



                         PART II.  OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (b) Reports on Form 8-K:

              No current reports on Form 8-K have been filed by any of the abovementioned Grantor Trusts during the quarter ended September 30, 1994.

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



                                 ---------------------------------------
                                    (Steven M. Wagner, Vice President)

Date: November 14, 1994
      -----------------

                                 EXHIBIT INDEX


Exhibit
Number                                 Exhibit Name
- --------            -------------------------------------------------------

 20.1 GMAC 1990-A Grantor Trust Financial Statements for the Three Months and Nine Months Ended September 30, 1994 and 1993.

 20.2 GMAC 1991-A Grantor Trust Financial Statements for the Three Months and Nine Months Ended September 30, 1994 and 1993.

 20.3 GMAC 1991-B Grantor Trust Financial Statements for the Three Months and Nine Months Ended September 30, 1994 and 1993.

 20.4 GMAC 1991-C Grantor Trust Financial Statements for the Three Months and Nine Months Ended September 30, 1994 and 1993.

 20.5 GMAC 1992-A Grantor Trust Financial Statements for the Three Months and Nine Months Ended September 30, 1994 and 1993.

 20.6 GMAC 1992-C Grantor Trust Financial Statements for the Three Months and Nine Months Ended September 30, 1994 and 1993.

 20.7 GMAC 1992-D Grantor Trust Financial Statements for the Three Months and Nine Months Ended September 30, 1994 and 1993.

 20.8 GMAC 1992-E Grantor Trust Financial Statements for the Three Months and Nine Months Ended September 30, 1994 and 1993.

 20.9 GMAC 1992-F Grantor Trust Financial Statements for the Three Months and Nine Months Ended September 30, 1994 and 1993.

 20.10 GMAC 1992-G Grantor Trust Financial Statements for the Three Months and Nine Months Ended September 30, 1994 and 1993.

 20.11 GMAC 1993-A Grantor Trust Financial Statements for the Three Months and Nine Months Ended September 30, 1994 and for the period March 24, 1993 (inception) through September 30, 1993.

 20.12 GMAC 1993-B Grantor Trust Financial Statements for the Three Months and Nine Months Ended September 30, 1994 and for the period September 16, 1993 (inception) through September 30, 1993.

 20.13 GMAC 1994-A Grantor Trust Financial Statements for the period June 28, 1994 (inception) through September 30, 1994.

                                                            Exhibit 20.1
                                                            Page 1 of 3


GMAC 1990-A GRANTOR TRUST

STATEMENT OF ASSETS AND LIABILITIES
(in millions of dollars)


                                         Sept. 30,    Dec. 31,    Sept. 30,
                                           1994         1993        1993
                                         --------     --------    --------


ASSETS

Receivables (Note 2) ................... $    0.0     $  207.1    $  259.0
                                         --------     --------    --------


TOTAL ASSETS ........................... $    0.0     $  207.1    $  259.0
                                         ========     ========    ========



LIABILITIES

Asset-Backed Certificates
  (Notes 2 and 3) ...................... $    0.0     $  207.1    $  259.0
                                         --------     --------    --------

TOTAL LIABILITIES ...................... $    0.0     $  207.1    $  259.0
                                         ========     ========    ========




Reference should be made to the Notes to Financial Statements.

                                                            Exhibit 20.1
                                                            Page 2 of 3

GMAC 1990-A GRANTOR TRUST (continued)

STATEMENT OF DISTRIBUTABLE INCOME
(in millions of dollars)





                                            Period Ended September 30
                                        Third  Quarter       Nine Months
                                        --------------      --------------
                                        1994      1993      1994      1993
                                        ----      ----      ----      ----


Distributable Income

  Allocable to Principal ........... $ 119.5   $  61.8   $  207.1  $  200.8

  Allocable to Interest  ...........     0.9       6.2        7.8      22.7
                                     -------   -------   --------  --------

Distributable Income ............... $ 120.4   $  68.0   $  214.9  $  223.5
                                     =======   =======   ========  ========


Income Distributed ................. $ 120.4   $  68.0   $  214.9  $  223.5
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

                                                              Exhibit 20.2
                                                              Page 1 of 3


GMAC 1991-A GRANTOR TRUST

STATEMENT OF ASSETS AND LIABILITIES
(in millions of dollars)


                                         Sept. 30,    Dec. 31,    Sept. 30,
                                           1994         1993        1993
                                         --------     --------    --------


ASSETS

Receivables (Note 2) ................... $    0.0     $  162.0    $  206.3
                                         --------     --------    --------


TOTAL ASSETS ........................... $    0.0     $  162.0    $  206.3
                                         ========     ========    ========



LIABILITIES

Asset-Backed Certificates
  (Notes 2 and 3) ...................... $    0.0     $  162.0    $  206.3
                                         --------     --------    --------

TOTAL LIABILITIES ...................... $    0.0     $  162.0    $  206.3
                                         ========     ========    ========




Reference should be made to the Notes to Financial Statements.

                                                             Exhibit 20.2
                                                             Page 2 of 3

GMAC 1991-A GRANTOR TRUST (continued)

STATEMENT OF DISTRIBUTABLE INCOME
(in millions of dollars)




                                           Period Ended September 30
                                       Third Quarter        Nine Months
                                       --------------      --------------
                                       1994      1993      1994      1993
                                       ----      ----      ----      ----

Distributable Income

  Allocable to Principal ........... $  92.9   $  50.6   $  162.0  $  164.1

  Allocable to Interest  ...........     0.7       4.7        5.8      17.4
                                     -------   -------   --------  --------

Distributable Income ............... $  93.6   $  55.3   $  167.8  $  181.5
                                     =======   =======   ========  ========


Income Distributed ................. $  93.6   $  55.3   $  167.8  $  181.5
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

                                                              Exhibit 20.3
                                                              Page 1 of 3


GMAC 1991-B GRANTOR TRUST

STATEMENT OF ASSETS AND LIABILITIES
(in millions of dollars)


                                         Sept. 30,    Dec. 31,    Sept. 30,
                                           1994         1993        1993
                                         --------     --------    --------


ASSETS

Receivables (Note 2) ................... $  160.8     $  306.4    $  367.0
                                         --------     --------    --------


TOTAL ASSETS ........................... $  160.8     $  306.4    $  367.0
                                         ========     ========    ========



LIABILITIES

Asset-Backed Certificates
  (Notes 2 and 3) ...................... $  160.8     $  306.4    $  367.0
                                         --------     --------    --------

TOTAL LIABILITIES ...................... $  160.8     $  306.4    $  367.0
                                         ========     ========    ========




Reference should be made to the Notes to Financial Statements.

                                                             Exhibit 20.3
                                                             Page 2 of 3

GMAC 1991-B GRANTOR TRUST (continued)

STATEMENT OF DISTRIBUTABLE INCOME
(in millions of dollars)




                                           Period Ended September 30
                                       Third Quarter        Nine Months
                                       --------------      --------------
                                       1994      1993      1994      1993
                                       ----      ----      ----      ----

Distributable Income

  Allocable to Principal .........   $  42.5   $  68.3   $  145.6  $  215.8

  Allocable to Interest  .........       3.2       7.0       12.0      24.6
                                     -------   -------   --------  --------

Distributable Income .............   $  45.7   $  75.3   $  157.6  $  240.4
                                     =======   =======   ========  ========


Income Distributed ...............   $  45.7   $  75.3   $  157.6  $  240.4
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

                                                              Exhibit 20.4
                                                              Page 1 of 3


GMAC 1991-C GRANTOR TRUST

STATEMENT OF ASSETS AND LIABILITIES
(in millions of dollars)


                                         Sept. 30,    Dec. 31,    Sept. 30,
                                           1994         1993        1993
                                         --------     --------    --------

ASSETS

Receivables (Note 2) ................... $  282.9     $  496.0    $  581.6
                                         --------     --------    --------


TOTAL ASSETS ........................... $  282.9     $  496.0    $  581.6
                                         ========     ========    ========



LIABILITIES

Asset-Backed Certificates
  (Notes 2 and 3) ...................... $  282.9     $  496.0    $  581.6
                                         --------     --------    --------

TOTAL LIABILITIES ...................... $  282.9     $  496.0    $  581.6
                                         ========     ========    ========




Reference should be made to the Notes to Financial Statements.

                                                             Exhibit 20.4
                                                             Page 2 of 3

GMAC 1991-C GRANTOR TRUST (continued)

STATEMENT OF DISTRIBUTABLE INCOME
(in millions of dollars)


                                          Period Ended September 30
                                      Third Quarter          Nine Months
                                      --------------       --------------
                                      1994      1993       1994      1993
                                      ----      ----       ----      ----


Distributable Income

  Allocable to Principal ......... $   63.9   $   95.2   $  213.1  $  293.0

  Allocable to Interest  .........      4.6        9.2       16.9      31.8
                                   --------   --------   --------  --------

Distributable Income ............. $   68.5   $  104.4   $  230.0  $  324.8
                                   ========   ========   ========  ========


Income Distributed ............... $   68.5   $  104.4   $  230.0  $  324.8
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

                                                              Exhibit 20.5
                                                              Page 1 of 3


GMAC 1992-A GRANTOR TRUST

STATEMENT OF ASSETS AND LIABILITIES
(in millions of dollars)


                                         Sept. 30,    Dec. 31,    Sept. 30,
                                           1994         1993        1993
                                         --------     --------    --------

ASSETS

Receivables (Note 2) ................... $  131.3     $  370.7    $  495.3
                                         --------     --------    --------


TOTAL ASSETS ........................... $  131.3     $  370.7    $  495.3
                                         ========     ========    ========



LIABILITIES

Asset-Backed Certificates
  (Notes 2 and 3) ...................... $  131.3     $  370.7    $  495.3
                                         --------     --------    --------

TOTAL LIABILITIES ...................... $  131.3     $  370.7    $  495.3
                                         ========     ========    ========





Reference should be made to the Notes to Financial Statements.

                                                             Exhibit 20.5
                                                             Page 2 of 3

GMAC 1992-A GRANTOR TRUST (continued)

STATEMENT OF DISTRIBUTABLE INCOME
(in millions of dollars)



                                          Period Ended September 30
                                      Third Quarter          Nine Months
                                      --------------       --------------
                                      1994      1993       1994      1993
                                      ----      ----       ----      ----


Distributable Income

  Allocable to Principal ......... $   60.0   $  157.7   $  239.4  $  557.1

  Allocable to Interest  .........      2.2        7.5        9.5      29.7
                                   --------   --------   --------  --------

Distributable Income ............. $   62.2   $  165.2   $  248.9  $  586.8
                                   ========   ========   ========  ========


Income Distributed ............... $   62.2   $  165.2   $  248.9  $  586.8
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

                                                              Exhibit 20.6
                                                              Page 1 of 3


GMAC 1992-C GRANTOR TRUST

STATEMENT OF ASSETS AND LIABILITIES
(in millions of dollars)


                                         Sept. 30,    Dec. 31,    Sept. 30,
                                           1994         1993        1993
                                         --------     --------    --------

ASSETS

Receivables (Note 2) ................... $  116.2     $  311.3    $  398.1
                                         --------     --------    --------


TOTAL ASSETS ........................... $  116.2     $  311.3    $  398.1
                                         ========     ========    ========



LIABILITIES

Asset-Backed Certificates
  (Notes 2 and 3) ...................... $  116.2     $  311.3    $  398.1
                                         --------     --------    --------

TOTAL LIABILITIES ...................... $  116.2     $  311.3    $  398.1
                                         ========     ========    ========



Reference should be made to the Notes to Financial Statements.

                                                             Exhibit 20.6
                                                             Page 2 of 3

GMAC 1992-C GRANTOR TRUST (continued)

STATEMENT OF DISTRIBUTABLE INCOME
(in millions of dollars)



                                          Period Ended September 30
                                      Third Quarter          Nine Months
                                      --------------        --------------
                                      1994      1993        1994      1993
                                      ----      ----        ----      ----


Distributable Income

  Allocable to Principal ......... $   51.0   $   99.7   $  195.1  $  318.2

  Allocable to Interest  .........      2.2        6.9        9.5      25.5
                                   --------   --------   --------  --------

Distributable Income ............. $   53.2   $  106.6   $  204.6  $  343.7
                                   ========   ========   ========  ========


Income Distributed ............... $   53.2   $  106.6   $  204.6  $  343.7
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

                                                              Exhibit 20.7
                                                              Page 1 of 3


GMAC 1992-D GRANTOR TRUST

STATEMENT OF ASSETS AND LIABILITIES
(in millions of dollars)


                                         Sept. 30,    Dec. 31,    Sept. 30,
                                           1994         1993        1993
                                         --------     --------    --------

ASSETS

Receivables (Note 2) ................... $  384.3     $  702.0    $  827.8
                                         --------     --------    --------


TOTAL ASSETS ........................... $  384.3     $  702.0    $  827.8
                                         ========     ========    ========



LIABILITIES

Asset-Backed Certificates
  (Notes 2 and 3) ...................... $  384.3     $  702.0    $  827.8
                                         --------     --------    --------

TOTAL LIABILITIES ...................... $  384.3     $  702.0    $  827.8
                                         ========     ========    ========



Reference should be made to the Notes to Financial Statements.

                                                             Exhibit 20.7
                                                             Page 2 of 3

GMAC 1992-D GRANTOR TRUST (continued)

STATEMENT OF DISTRIBUTABLE INCOME
(in millions of dollars)


                                          Period Ended September 30
                                      Third Quarter          Nine Months
                                      --------------       --------------
                                      1994      1993       1994      1993
                                      ----      ----       ----      ----


Distributable Income

  Allocable to Principal ......... $   95.9   $  140.7   $  317.7  $  442.6

  Allocable to Interest  .........      6.2       12.8       23.0      44.5
                                   --------   --------   --------  --------

Distributable Income ............. $  102.1   $  153.5   $  340.7  $  487.1
                                   ========   ========   ========  ========


Income Distributed ............... $  102.1   $  153.5   $  340.7  $  487.1
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

                                                              Exhibit 20.8
                                                              Page 1 of 3


GMAC 1992-E GRANTOR TRUST

STATEMENT OF ASSETS AND LIABILITIES
(in millions of dollars)


                                         Sept. 30,    Dec. 31,    Sept. 30,
                                           1994         1993        1993
                                         --------     --------    --------

ASSETS

Receivables (Note 2) ................... $  566.0     $  885.4    $1,005.9
                                         --------     --------    --------


TOTAL ASSETS ........................... $  566.0     $  885.4    $1,005.9
                                         ========     ========    ========



LIABILITIES

Asset-Backed Certificates
  (Notes 2 and 3) ...................... $  566.0     $  885.4    $1,005.9
                                         --------     --------    --------

TOTAL LIABILITIES ...................... $  566.0     $  885.4    $1,005.9
                                         ========     ========    ========



Reference should be made to the Notes to Financial Statements.

                                                             Exhibit 20.8
                                                             Page 2 of 3

GMAC 1992-E GRANTOR TRUST (continued)

STATEMENT OF DISTRIBUTABLE INCOME
(in millions of dollars)


                                          Period Ended September 30
                                      Third Quarter          Nine Months
                                      --------------       --------------
                                      1994      1993       1994      1993
                                      ----      ----       ----      ----


Distributable Income

  Allocable to Principal ......... $   97.9   $  129.0   $  319.4  $  392.1

  Allocable to Interest  .........      7.5       13.0       26.3      43.6
                                   --------   --------   --------  --------

Distributable Income ............. $  105.4   $  142.0   $  345.7  $  435.7
                                   ========   ========   ========  ========


Income Distributed ............... $  105.4   $  142.0   $  345.7  $  435.7
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


NOTE 2.  SALE OF CERTIFICATES

On August 20, 1992, GMAC 1992-E Grantor Trust acquired retail finance receivables aggregating approximately $1,578.0 million from the Seller in exchange for certificates representing undivided ownership interests of 91%for the Class A certificates and 9% for the Class B certificates in the Trust. The Trust property includes a pool of retail instalment sale contracts for new and used automobiles and light trucks, certain monies due thereunder and security interests in the vehicles financed thereby. The Seller has the option to repurchase the remaining receivables on or after the date on which the principal balance declines below 10% of the aggregate amount financed.


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

                                                              Exhibit 20.9
                                                              Page 1 of 3


GMAC 1992-F GRANTOR TRUST

STATEMENT OF ASSETS AND LIABILITIES
(in millions of dollars)


                                         Sept. 30,    Dec. 31,    Sept. 30,
                                           1994         1993        1993
                                         --------     --------    --------

ASSETS

Receivables (Note 2) ................... $  541.6     $  908.7    $1,047.4
                                         --------     --------    --------


TOTAL ASSETS ........................... $  541.6     $  908.7    $1,047.4
                                         ========     ========    ========



LIABILITIES

Asset-Backed Certificates
  (Notes 2 and 3) ...................... $  541.6     $  908.7    $1,047.4
                                         --------     --------    --------

TOTAL LIABILITIES ...................... $  541.6     $  908.7    $1,047.4
                                         ========     ========    ========



Reference should be made to the Notes to Financial Statements.

                                                             Exhibit 20.9
                                                             Page 2 of 3

GMAC 1992-F GRANTOR TRUST (continued)

STATEMENT OF DISTRIBUTABLE INCOME
(in millions of dollars)


                                          Period Ended September 30
                                      Third Quarter          Nine Months
                                      --------------       --------------
                                      1994      1993       1994      1993
                                      ----      ----       ----      ----


Distributable Income

  Allocable to Principal ......... $  112.8   $  147.3   $  367.1  $  445.4

  Allocable to Interest  .........      6.9       12.9       24.9      43.7
                                   --------   --------   --------  --------

Distributable Income ............. $  119.7   $  160.2   $  392.0  $  489.1
                                   ========   ========   ========  ========


Income Distributed ............... $  119.7   $  160.2   $  392.0  $  489.1
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

                                                              Exhibit 20.10
                                                              Page 1 of 3


GMAC 1992-G GRANTOR TRUST

STATEMENT OF ASSETS AND LIABILITIES
(in millions of dollars)


                                         Sept. 30,    Dec. 31,    Sept. 30,
                                           1994         1993        1993
                                         --------     --------    --------

ASSETS

Receivables (Note 2) ................... $    0.0     $  335.3    $  531.6
                                         --------     --------    --------


TOTAL ASSETS ........................... $    0.0     $  335.3    $  531.6
                                         ========     ========    ========



LIABILITIES

Asset-Backed Certificates
  (Notes 2 and 3) ...................... $    0.0     $  335.3    $  531.6
                                         --------     --------    --------

TOTAL LIABILITIES ...................... $    0.0     $  335.3    $  531.6
                                         ========     ========    ========



Reference should be made to the Notes to Financial Statements.

                                                             Exhibit 20.10
                                                             Page 2 of 3

GMAC 1992-G GRANTOR TRUST (continued)

STATEMENT OF DISTRIBUTABLE INCOME
(in millions of dollars)


                                          Period Ended September 30
                                      Third Quarter          Nine Months
                                      --------------        --------------
                                      1994      1993       1994      1993
                                      ----      ----       ----      ----


Distributable Income

  Allocable to Principal ......... $   68.9   $  230.4   $  335.3  $  756.8

  Allocable to Interest  .........      0.5        7.3        5.0      30.2
                                   --------   --------   --------  --------

Distributable Income ............. $   69.4   $  237.7   $  340.3  $  787.0
                                   ========   ========   ========  ========


Income Distributed ............... $   69.4   $  237.7   $  340.3  $  787.0
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


NOTE 2.  SALE OF CERTIFICATES

On November 19, 1992, GMAC 1992-G Grantor Trust acquired retail finance receivables aggregating approximately $1,379.4 million from the Seller in exchange for certificates representing undivided ownership interests of 94.5% for the Class A certificates and 5.5% for the Class B certificates in the Trust. The Trust property includes a pool of retail instalment sale contracts for new and used automobiles and light trucks, certain monies due thereunder and security interests in the vehicles financed thereby. The Seller has the option to repurchase the remaining receivables on or after the date on which the principal balance declines below 10% of the aggregate amount financed. On August 16, 1994, GMAC exercised the option and repurchased the remaining receivables in GMAC 1992-G Grantor Trust as of September 15, 1994.

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

                                                              Exhibit 20.11
                                                              Page 1 of 3


GMAC 1993-A GRANTOR TRUST

STATEMENT OF ASSETS AND LIABILITIES
(in millions of dollars)


                                         Sept. 30,    Dec. 31,    Sept. 30,
                                           1994         1993        1993
                                         --------     --------    --------

ASSETS

Receivables (Note 2) ................... $  468.2     $  845.9    $1,011.9
                                         --------     --------    --------


TOTAL ASSETS ........................... $  468.2     $  845.9    $1,011.9
                                         ========     ========    ========



LIABILITIES

Asset-Backed Certificates
  (Notes 2 and 3) ...................... $  468.2     $  845.9    $1,011.9
                                         --------     --------    --------

TOTAL LIABILITIES ...................... $  468.2     $  845.9    $1,011.9
                                         ========     ========    ========



Reference should be made to the Notes to Financial Statements.

                                                             Exhibit 20.11
                                                             Page 2 of 3

GMAC 1993-A GRANTOR TRUST (continued)

STATEMENT OF DISTRIBUTABLE INCOME
(in millions of dollars)




                                                                 March 24,
                                                                (inception)
                                    Period Ended September 30     through
                                  Third Quarter     Nine Months  Sept. 30,
                                  -------------     -----------  ---------
                                  1994      1993         1994        1993
                                  ----      ----         ----        ----


Distributable Income

  Allocable to Principal ...... $  106.4   $  194.4     $  377.7   $  391.1

  Allocable to Interest  ......      5.6       11.8         20.7       25.7
                                --------   --------     --------   --------

Distributable Income .......... $  112.0   $  206.2     $  398.4   $  416.8
                                ========   ========     ========   ========


Income Distributed ............ $  112.0   $  206.2     $  398.4   $  416.8
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

                                                             Exhibit 20.12
                                                             Page 1 of 3



GMAC 1993-B GRANTOR TRUST

STATEMENT OF ASSETS AND LIABILITIES
(in millions of dollars)


                                         Sept. 30,    Dec. 31,    Sept. 30,
                                           1994         1993        1993
                                         --------     --------    --------

ASSETS

Receivables (Note 2) ................... $  799.2     $1,269.0    $1,450.6
                                         --------     --------    --------


TOTAL ASSETS ........................... $  799.2     $1,269.0    $1,450.6
                                         ========     ========    ========



LIABILITIES

Asset-Backed Certificates
  (Notes 2 and 3) ...................... $  799.2     $1,269.0    $1,450.6
                                         --------     --------    --------

TOTAL LIABILITIES ...................... $  799.2     $1,269.0    $1,450.6
                                         ========     ========    ========



Reference should be made to the Notes to Financial Statements.

                                                             Exhibit 20.12
                                                             Page 2 of 3

GMAC 1993-B GRANTOR TRUST (continued)

STATEMENT OF DISTRIBUTABLE INCOME
(in millions of dollars)

                                               Period Ended September 30
                                              Third Quarter   Nine Months
                                              -------------   -----------
                                                   1994          1994
                                                   ----          ----


Distributable Income

  Allocable to Principal ..................     $  137.8      $  469.8

  Allocable to Interest  ..................          8.9          31.4
                                                --------      --------
Distributable Income ......................     $  146.7      $  501.2
                                                ========      ========


Income Distributed ........................     $  146.7      $  501.2
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


NOTE 4.  FEDERAL INCOME TAX

The Trust is classified as a grantor trust, and therefore is not taxable asacorporation for federal income tax purposes. Each certificateholder will be treated as the owner of a pro rata undivided interest in each of the receivables in the Trust.

                                                           Exhibit 20.13
                                                           Page 1 of 3


GMAC 1994-A GRANTOR TRUST

STATEMENT OF ASSETS AND LIABILITIES
(in millions of dollars)


                                                Sept. 30,

                                                  1994

                                                --------

ASSETS

Receivables (Note 2) .....................      $1,026.9
                                                --------



TOTAL ASSETS .............................      $1,026.9
                                                ========



LIABILITIES

Asset-Backed Certificates
  (Notes 2 and 3) ........................      $1,026.9
                                        --------


TOTAL LIABILITIES ........................      $1,026.9
                                                ========




Reference should be made to the Notes to Financial Statements.

                                                            Exhibit 20.13
                                                            Page 2 of 3

GMAC 1994-A GRANTOR TRUST (continued)

STATEMENT OF DISTRIBUTABLE INCOME
For the period June 28, 1994 (inception) through September 30, 1994 (in millions of dollars)


                                                        1994
                                                        ----


Distributable Income

  Allocable to Principal ......................      $  125.0

  Allocable to Interest  ......................          17.5
                                                     --------
Distributable Income ..........................      $  142.5
                                                     ========

Income Distributed ............................      $  142.5
                                                     ========




Reference should be made to the Notes to Financial Statements.

                                                            Exhibit 20.13
                                                            Page 3 of 3


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