Form 10-K
GMAC AUTO RECEIVABLES CORP; GMAC 1991-B GRANTOR TRUST; GMAC 1991-C GRANTOR TRUST; GMAC 1992-A GRANTOR TRUST; GMAC 1992-C GRANTOR TRUST; GMAC 1992-D GRANTOR TRUST; GMAC 1992-F GRANTOR TRUST; GMAC 1992-E GRANTOR TRUST
filed 1995-03-29
CIK 869739, 872552, 872553, 882234, 882239, 882240, 882243, 890539

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                                FORM 10-K

(Mark One)

 X ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 1994, OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE TRANSITION PERIOD FROM _________      TO __________


      GMAC 1991-B GRANTOR TRUST                           33-42657
      GMAC 1991-C GRANTOR TRUST                           33-44315
      GMAC 1992-A GRANTOR TRUST                           33-45204
      GMAC 1992-C GRANTOR TRUST                           33-46427
      GMAC 1992-D GRANTOR TRUST                           33-47999
      GMAC 1992-E GRANTOR TRUST                           33-48893
      GMAC 1992-F GRANTOR TRUST                           33-49037
      GMAC 1993-A GRANTOR TRUST                           33-49197
      GMAC 1993-B GRANTOR TRUST                           33-49197
      GMAC 1994-A GRANTOR TRUST                           33-49197
     ----------------------------                     ---------------
    (Exact name of registrants as                     Commission file
     specified in its charter)                            number


A National Banking Association                         36-0899825
-------------------------------                    -------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)

c/o The First National Bank of Chicago
One First National Plaza,
Suite 0126, Chicago, Illinois                          60670-0126
---------------------------------------                ----------
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

                                 PART I.

ITEM 1. BUSINESS

     Each of the Grantor Trusts, (the "Trusts"), listed below, was formed by GMAC Auto Receivables Corporation (the "Seller") by selling and assigning the receivables and the security interests in the vehicles financed thereby to The First National Bank of Chicago, as Trustee, in exchange for Class A certificates representing an undivided ownership interest that ranges between approximately 91% and 93.5% in each Trust, which were remarketed to the public, and Class B certificates representing an undivided ownership interest that ranges between approximately 6.5% and 9% in each Trust, which were not offered to the public and initially were held by the Seller. The right of the Class B certificateholders to receive distribution of the receivables is subordinated to the rights of the Class A certificateholders.

                                  GRANTOR TRUST
                                  -------------

                                   GMAC 1991-B
                                   GMAC 1991-C
                                   GMAC 1992-A
                                   GMAC 1992-C
                                   GMAC 1992-D
                                   GMAC 1992-E
                                   GMAC 1992-F
                                   GMAC 1993-A
                                   GMAC 1993-B
                                   GMAC 1994-A
                              _____________________

                                PART II.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Each of the Grantor Trusts, listed in the table as shown below, was formed by GMAC Auto Receivables Corporation (the "Seller") pursuant to a Pooling and Servicing Agreement between the Seller and The First National Bank of Chicago, as Trustee. Each Trust acquired retail finance receivables from the Seller in the aggregate amount as shown below in exchange for certificates representing undivided ownership interests in each Trust. Each Trust's property includes a pool of retail instalment sale contracts secured by automobiles and light trucks, certain monies due thereunder and security interests in the vehicles financed thereby.

     The certificates for each of the following Trusts consist of two classes, entitled "Asset-Backed Certificates, Class A" and "Asset-Backed Certificates, Class B". The Class A Certificates represent in the aggregate an undivided ownership interest that ranges between approximately 91% and 93.5% of the Trusts and the Class B Certificates represent in the aggregate an undivided ownership interest that ranges between approximately 6.5% and 9% of the Trusts. Only the Class A Certificates have been remarketed to the public. The Class B Certificates have not been offered to the public and initially are being held by the Seller. The rights of the Class B Certificateholder to receive monthly distributions with respect to the receivables are subordinated to the rights of the Class A Certificateholders.


                                             Original Aggregate Amount
                                       -----------------------------------
                Date of Pooling        Retail    Asset-Backed Certificates
Grantor          and Servicing         Finance   -------------------------
Trust              Agreement           Receivables  Class A        Class B
-------         -----------------      -----------  --------       -------
                                             (In millions of dollars)


GMAC 1991-B     September 17, 1991       1,007.4       916.7          90.7

GMAC 1991-C     December 16, 1991        1,326.4     1,207.0         119.4

GMAC 1992-A     January 30, 1992         2,001.4     1,851.3         150.1

GMAC 1992-C     March 26, 1992           1,100.3     1,012.3          88.0

GMAC 1992-D     June 4, 1992             1,647.6     1,499.3         148.3

GMAC 1992-E     August 20, 1992          1,578.0     1,436.0         142.0

GMAC 1992-F     September 29, 1992       1,644.6     1,496.6         148.0

GMAC 1993-A     March 24, 1993           1,403.0     1,297.8         105.2

GMAC 1993-B     September 16, 1993       1,450.6     1,341.8         108.8

GMAC 1994-A     June 28, 1994            1,151.9     1,077.0          74.9

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

                        ------------------------

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          CROSS REFERENCE SHEET

Exhibit No.                     Caption                              Page
-----------    ----------------------------------------------        ------

   --      GMAC 1991-B Grantor Trust, Independent Auditors'
           Report, Financial Statements and Selected Quarterly    II-4
           Data for the Year Ended December 31, 1994.

   --      GMAC 1991-C Grantor Trust, Independent Auditors'
           Report, Financial Statements and Selected Quarterly    II-9
           Data for the Year Ended December 31, 1994.

   --      GMAC 1992-A Grantor Trust, Independent Auditors'
           Report, Financial Statements and Selected Quarterly    II-14
           Data for the Year Ended December 31, 1994.

   --      GMAC 1992-C Grantor Trust, Independent Auditors'
           Report, Financial Statements and Selected Quarterly    II-19
           Data for the Year Ended December 31, 1994.

   --      GMAC 1992-D Grantor Trust, Independent Auditors'
           Report, Financial Statements and Selected Quarterly    II-24
           Data for the Year Ended December 31, 1994.

   --      GMAC 1992-E Grantor Trust, Independent Auditors'
           Report, Financial Statements and Selected Quarterly    II-29
           Data for the Year Ended December 31, 1994.

   --      GMAC 1992-F Grantor Trust, Independent Auditors'
           Report, Financial Statements and Selected Quarterly    II-34
           Data for the Year Ended December 31, 1994.

   --      GMAC 1993-A Grantor Trust, Independent Auditors'
           Report, Financial Statements and Selected Quarterly    II-39
           Data for the Year Ended December 31, 1994

   --      GMAC 1993-B Grantor Trust, Independent Auditors'
           Report, Financial Statements and Selected Quarterly    II-44
           Data for the Year Ended December 31, 1994.

   --      GMAC 1994-A Grantor Trust, Independent Auditors'
           Report, Financial Statements and Selected Quarterly    II-49
           Data for the period from June 28, 1994 to December 31, 1994.

   27.1    Financial Data Schedule for  GMAC 1991-B Grantor
           Trust (for SEC electronic filing purposes only).         --

   27.2    Financial Data Schedule for  GMAC 1991-C Grantor
           Trust (for SEC electronic filing purposes only).         --

   27.3    Financial Data Schedule for  GMAC 1992-A Grantor
           Trust (for SEC electronic filing purposes only).         --

   27.4    Financial Data Schedule for  GMAC 1992-C Grantor
           Trust (for SEC electronic filing purposes only).         --

   27.5    Financial Data Schedule for  GMAC 1992-D Grantor
           Trust (for SEC electronic filing purposes only).         --

   27.6    Financial Data Schedule for  GMAC 1992-E Grantor
           Trust (for SEC electronic filing purposes only).         --

   27.7    Financial Data Schedule for  GMAC 1992-F Grantor
           Trust (for SEC electronic filing purposes only).         --

   27.8    Financial Data Schedule for  GMAC 1993-A, 1993-B
           and 1994-A Grantor Trusts (for SEC electronic            --
           filing purposes only).
                                   II-3

INDEPENDENT AUDITORS' REPORT


                                                          March 10, 1995


The GMAC 1991-B Grantor Trust, its Certificateholders, GMAC Auto
Receivables Corporation, and The First National Bank of Chicago, Trustee:

We have audited the accompanying Statement of Assets and Liabilities of the GMAC 1991-B Grantor Trust as of December 31, 1994 and 1993, and the related Statement of Distributable Income for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the assets and liabilities of the GMAC 1991-B Grantor Trust at December 31, 1994 and 1993, and its distributable income and distributions for each of the three years in the period ended December 31, 1994, on the basis of accounting described in Note 1.




s\ Deloitte & Touche LLP
-------------------------
Deloitte & Touche LLP
600 Renaissance Center
Detroit, Michigan 48243

GMAC 1991-B GRANTOR TRUST

STATEMENT OF ASSETS AND LIABILITIES
(in millions of dollars)



                                              December 31,
                                          --------------------
                                            1994         1993
                                          -------      -------
ASSETS                                       $            $

Receivables (Note 2) ...................    124.0        306.4
                                          -------      -------

TOTAL ASSETS ...........................    124.0        306.4
                                          =======      =======



LIABILITIES

Asset-Backed Certificates
  (Notes 2 and 3) ......................    124.0        306.4
                                          -------      -------

TOTAL LIABILITIES ......................    124.0        306.4
                                          =======      =======




Reference should be made to the Notes to Financial Statements.

STATEMENT OF DISTRIBUTABLE INCOME
For the years ended December 31, 1994, 1993 and 1992
(in millions of dollars)




                                           1994        1993        1992
                                          ------      ------      ------
                                            $           $           $
Distributable Income

  Allocable to Principal ...............   182.4       276.3       340.7

  Allocable to Interest  ...............    14.5        30.4        51.5
                                          ------      ------      ------
Distributable Income ...................   196.9       306.7       392.2
                                          ======      ======      ======


Income Distributed .....................   196.9       306.7       392.2
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


NOTE 2.  SALE OF CERTIFICATES

On September 17, 1991, GMAC 1991-B Grantor Trust acquired retail finance receivables aggregating approximately $1,007.4 million from the Seller in exchange for certificates representing undivided ownership interests of 91% for the Class A certificates and 9% for the Class B certificates in the Trust. The Trust property includes a pool of retail instalment sale contracts for automobiles and light trucks, certain monies due thereunder and security interests in the vehicles financed thereby. The Seller has the option to repurchase the remaining receivables as of the last day of any month on or after which the principal balance declines below 10% of the aggregate amount financed.


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

GMAC 1991-B GRANTOR TRUST (concluded)


SUPPLEMENTARY FINANCIAL DATA (unaudited)

SUMMARY OF QUARTERLY DISTRIBUTABLE INCOME
(in millions of dollars)


1994 Quarters                           Principal   Interest       Total
------------------------------------    ---------   --------       -----
                                             $          $           $

First quarter ......................         53.0        4.9        57.9

Second quarter .....................         50.1        3.9        54.0

Third quarter ......................         42.5        3.2        45.7

Fourth quarter .....................         36.8        2.5        39.3
                                        ---------   --------       -----
     Total .........................        182.4       14.5       196.9
                                        =========   ========       =====



1993 Quarters                           Principal   Interest       Total
------------------------------------    ---------   --------       -----
                                             $          $           $

First quarter ......................         72.7        9.4        82.1

Second quarter .....................         74.8        8.2        83.0

Third quarter ......................         68.3        7.0        75.3

Fourth quarter .....................         60.5        5.8        66.3
                                        ---------   --------       -----
     Total .........................        276.3       30.4       306.7
                                        =========   ========       =====


1992 Quarters                           Principal   Interest       Total
------------------------------------    ---------   --------       -----
                                             $          $           $

First quarter ......................         87.1       15.1       102.2

Second quarter .....................         89.5       13.6       103.1

Third quarter ......................         84.9       12.1        97.0

Fourth quarter .....................         79.2       10.7        89.9
                                        ---------   --------       -----
     Total .........................        340.7       51.5       392.2
                                        =========   ========       =====

INDEPENDENT AUDITORS' REPORT


                                                          March 10, 1995


The GMAC 1991-C Grantor Trust, its Certificateholders, GMAC Auto
Receivables Corporation, and The First National Bank of Chicago, Trustee:

We have audited the accompanying Statement of Assets and Liabilities of the GMAC 1991-C Grantor Trust as of December 31, 1994 and 1993, and the related Statement of Distributable Income for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the assets and liabilities of the GMAC 1991-C Grantor Trust at December 31, 1994 and 1993, and its distributable income and distributions for each of the three years in the period ended December 31, 1994, on the basis of accounting described in Note 1.


s\ Deloitte & Touche LLP
-------------------------
Deloitte & Touche LLP
600 Renaissance Center
Detroit, Michigan 48243

GMAC 1991-C GRANTOR TRUST

STATEMENT OF ASSETS AND LIABILITIES
(in millions of dollars)



                                              December 31,
                                           -------------------
                                             1994        1993
                                           -------     -------
ASSETS                                        $           $

Receivables (Note 2) ...................     228.7       496.0
                                           -------     -------

TOTAL ASSETS ...........................     228.7       496.0
                                           =======     =======



LIABILITIES

Asset-Backed Certificates
  (Notes 2 and 3) ......................     228.7       496.0
                                           -------     -------

TOTAL LIABILITIES ......................     228.7       496.0
                                           =======     =======




Reference should be made to the Notes to Financial Statements.

STATEMENT OF DISTRIBUTABLE INCOME
For the years ended December 31, 1994, 1993 and 1992
(in millions of dollars)




                                           1994        1993        1992
                                          ------      ------      ------
                                            $           $           $
Distributable Income

  Allocable to Principal ...............   267.3       378.5       451.8

  Allocable to Interest  ...............    20.7        39.7        63.3
                                          ------      ------      ------
Distributable Income ...................   288.0       418.2       515.1
                                          ======      ======      ======


Income Distributed .....................   288.0       418.2       515.1
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


NOTE 2.  SALE OF CERTIFICATES

On December 16, 1991, GMAC 1991-C Grantor Trust acquired retail finance receivables aggregating approximately $1,326.4 million from the Seller in exchange for certificates representing undivided ownership interests of 91% for the Class A certificates and 9% for the Class B certificates in the Trust. The Trust property includes a pool of retail instalment sale contracts for automobiles and light trucks, certain monies due thereunder, and security interests in the vehicles financed thereby. The Seller has the option to repurchase the remaining receivables as of the last day of any month on or after which the principal balance declines below 10% of the aggregate amount financed.


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

GMAC 1991-C GRANTOR TRUST (concluded)


SUPPLEMENTARY FINANCIAL DATA (unaudited)

SUMMARY OF QUARTERLY DISTRIBUTABLE INCOME
(in millions of dollars)


1994 Quarters                           Principal   Interest       Total
------------------------------------    ---------   --------       -----
                                             $          $           $

First quarter ......................         75.2        6.7        81.9

Second quarter .....................         74.0        5.6        79.6

Third quarter ......................         63.9        4.6        68.5

Fourth quarter .....................         54.2        3.8        58.0
                                        ---------   --------       -----
     Total .........................        267.3       20.7       288.0
                                        =========   ========       =====


1993 Quarters                           Principal   Interest       Total
------------------------------------    ---------   --------       -----
                                             $          $           $

First quarter ......................         96.7       12.0       108.7

Second quarter .....................        101.1       10.6       111.7

Third quarter ......................         95.2        9.2       104.4

Fourth quarter .....................         85.5        7.9        93.4
                                        ---------   --------       -----
     Total .........................        378.5       39.7       418.2
                                        =========   ========       =====


1992 Quarters                           Principal   Interest       Total
------------------------------------    ---------   --------       -----
                                             $          $           $

First quarter ......................        120.6       18.3       138.9

Second quarter .....................        115.3       16.6       131.9

Third quarter ......................        109.9       15.0       124.9

Fourth quarter .....................        106.0       13.4       119.4
                                        ---------   --------       -----
     Total .........................        451.8       63.3       515.1
                                        =========   ========       =====

INDEPENDENT AUDITORS' REPORT


                                                          March 10, 1995


The GMAC 1992-A Grantor Trust, its Certificateholders, GMAC Auto
Receivables Corporation, and The First National Bank of Chicago, Trustee:

We have audited the accompanying Statement of Assets and Liabilities of the GMAC 1992-A Grantor Trust as of December 31, 1994 and 1993, and the related Statement of Distributable Income for each of the two years in the period ended December 31, 1994 and the period January 30, 1992 (inception) through December 31, 1992. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the assets and liabilities of the GMAC 1992-A Grantor Trust at December 31, 1994 and 1993, and its distributable income and distributions for each of the two years in the period ended December 31, 1994 and the period January 30, 1992 (inception) through December 31, 1992, on the basis of accounting described in Note 1.


s\ Deloitte & Touche LLP
-------------------------
Deloitte & Touche LLP
600 Renaissance Center
Detroit, Michigan 48243

GMAC 1992-A GRANTOR TRUST

STATEMENT OF ASSETS AND LIABILITIES
(in millions of dollars)



                                                        December 31,
                                                    --------------------
                                                     1994         1993
                                                    -------      -------
ASSETS                                                 $            $

Receivables (Note 2) ..............................    89.4        370.7
                                                    -------      -------

TOTAL ASSETS ......................................    89.4        370.7
                                                    =======      =======



LIABILITIES

Asset-Backed Certificates
  (Notes 2 and 3) .................................    89.4        370.7
                                                    -------      -------

TOTAL LIABILITIES .................................    89.4        370.7
                                                    =======      =======




Reference should be made to the Notes to Financial Statements.

STATEMENT OF DISTRIBUTABLE INCOME
For the years ended December 31, 1994, 1993 and the period January 30, 1992 (inception) through December 31, 1992
(in millions of dollars)




                                           1994         1993         1992
                                          -------      -------      -------
                                             $            $            $
Distributable Income

  Allocable to Principal ...............    281.3        681.7        948.9

  Allocable to Interest  ...............     11.0         35.4         72.0
                                          -------      -------      -------
Distributable Income ...................    292.3        717.1      1,020.9
                                          =======      =======      =======


Income Distributed .....................    292.3        717.1      1,020.9
                                          =======      =======      =======


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


NOTE 2.  SALE OF CERTIFICATES

On January 30, 1992, GMAC 1992-A Grantor Trust acquired retail finance receivables aggregating approximately $2,001.4 million from the Seller in exchange for certificates representing undivided ownership interests of 92.5% for the Class A certificates and 7.5% for the Class B certificates in the Trust. The Trust property includes a pool of retail instalment sale contracts for automobiles and light trucks, certain monies due thereunder and security interests in the vehicles financed thereby. The Seller has the option to repurchase the remaining receivables as of the last day of any month on or after which the principal balance declines below 10% of the aggregate amount financed.


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

GMAC 1992-A GRANTOR TRUST (concluded)


SUPPLEMENTARY FINANCIAL DATA (unaudited)

SUMMARY OF QUARTERLY DISTRIBUTABLE INCOME
(in millions of dollars)



1994 Quarters                           Principal   Interest       Total
------------------------------------    ---------   --------       -----
                                             $          $           $

First quarter ......................         98.2        4.2       102.4

Second quarter .....................         81.3        3.1        84.4

Third quarter ......................         60.0        2.2        62.2

Fourth quarter .....................         41.8        1.5        43.3
                                        ---------   --------       -----
     Total .........................        281.3       11.0       292.3
                                        =========   ========       =====


1993 Quarters                           Principal   Interest       Total
------------------------------------    ---------   --------       -----
                                             $          $           $

First quarter ......................        206.9       12.4       219.3

Second quarter .....................        192.5        9.8       202.3

Third quarter ......................        157.7        7.5       165.2

Fourth quarter .....................        124.6        5.7       130.3
                                        ---------   --------       -----
     Total .........................        681.7       35.4       717.1
                                        =========   ========       =====


1992 Quarters                           Principal   Interest       Total
------------------------------------    ---------   --------       -----
                                             $          $           $

First quarter ......................        171.8       16.5       188.3

Second quarter .....................        278.3       21.9       300.2

Third quarter ......................        263.6       18.4       282.0

Fourth quarter .....................        235.2       15.2       250.4
                                        ---------   --------     -------
     Total .........................        948.9       72.0     1,020.9
                                        =========   ========     =======

INDEPENDENT AUDITORS' REPORT


                                                          March 10, 1995


The GMAC 1992-C Grantor Trust, its Certificateholders, GMAC Auto
Receivables Corporation, and The First National Bank of Chicago, Trustee:

We have audited the accompanying Statement of Assets and Liabilities of the GMAC 1992-C Grantor Trust as of December 31, 1994 and 1993, and the related Statement of Distributable Income for each of the two years in the period ended December 31, 1994 and the period March 26, 1992 (inception) through December 31, 1992. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the assets and liabilities of the GMAC 1992-C Grantor Trust at December 31, 1994 and 1993, and its distributable income and distributions for each of the two years in the period ended December 31, 1994 and the period March 26, 1992 (inception) through December 31, 1992, on the basis of accounting described in Note 1.



s\ Deloitte & Touche LLP
-------------------------
Deloitte & Touche LLP
600 Renaissance Center
Detroit, Michigan 48243

GMAC 1992-C GRANTOR TRUST

STATEMENT OF ASSETS AND LIABILITIES
(in millions of dollars)


                                                        December 31,
                                                    -------------------
                                                      1994        1993
                                                    -------     -------
ASSETS                                                 $           $

Receivables (Note 2) ..............................    80.0       311.3
                                                    -------     -------

TOTAL ASSETS ......................................    80.0       311.3
                                                    =======     =======


LIABILITIES

Asset-Backed Certificates
 (Notes 2 and 3) ..................................    80.0       311.3
                                                    -------     -------

TOTAL LIABILITIES .................................    80.0       311.3
                                                    =======     =======



Reference should be made to the Notes to Financial Statements.

STATEMENT OF DISTRIBUTABLE INCOME
For the years ended December 31, 1994, 1993 and the period March 26, 1992 (inception) through December 31, 1992
(in millions of dollars)




                                           1994        1993        1992
                                          ------      ------      ------
                                            $           $           $
Distributable Income

  Allocable to Principal ...............   231.3       405.0       384.0

  Allocable to Interest  ...............    11.1        31.0        41.2
                                          ------      ------      ------
Distributable Income ...................   242.4       436.0       425.2
                                          ======      ======      ======


Income Distributed .....................   242.4       436.0       425.2
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


NOTE 2.  SALE OF CERTIFICATES

On March 26, 1992, GMAC 1992-C Grantor Trust acquired retail finance receivables aggregating approximately $1,100.3 million from the Seller in exchange for certificates representing undivided ownership interests of 92% for the Class A certificates and 8% for the Class B certificates in the Trust. The Trust property includes a pool of retail instalment sale contracts for automobiles and light trucks, certain monies due thereunder and security interests in the vehicles financed thereby. The Seller has the option to repurchase the remaining receivables as of the last day of any month on or after which the principal balance declines below 10% of the aggregate amount financed.


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

GMAC 1992-C GRANTOR TRUST (concluded)


SUPPLEMENTARY FINANCIAL DATA (unaudited)

SUMMARY OF QUARTERLY DISTRIBUTABLE INCOME
(in millions of dollars)



1994 Quarters                           Principal   Interest       Total
------------------------------------    ---------   --------       -----
                                             $          $           $

First quarter ......................         76.0        4.3        80.3

Second quarter .....................         68.1        3.1        71.2

Third quarter ......................         51.0        2.2        53.2

Fourth quarter .....................         36.2        1.5        37.7
                                        ---------   --------       -----
     Total .........................        231.3       11.1       242.4
                                        =========   ========       =====



1993 Quarters                           Principal   Interest       Total
------------------------------------    ---------   --------       -----
                                             $          $           $

First quarter ......................        109.2       10.1       119.3

Second quarter .....................        109.3        8.5       117.8

Third quarter ......................         99.7        6.9       106.6

Fourth quarter .....................         86.8        5.5        92.3
                                        ---------   --------       -----
     Total .........................        405.0       31.0       436.0
                                        =========   ========       =====



1992 Quarters                           Principal   Interest       Total
------------------------------------    ---------   --------       -----
                                             $          $           $

Second quarter .....................        133.1       15.7       148.8

Third quarter ......................        129.8       13.7       143.5

Fourth quarter .....................        121.1       11.8       132.9
                                        ---------   --------       -----
     Total .........................        384.0       41.2       425.2
                                        =========   ========       =====

INDEPENDENT AUDITORS' REPORT


                                                          March 10, 1995


The GMAC 1992-D Grantor Trust, its Certificateholders, GMAC Auto
Receivables Corporation, and The First National Bank of Chicago, Trustee:

We have audited the accompanying Statement of Assets and Liabilities of the GMAC 1992-D Grantor Trust as of December 31, 1994 and 1993, and the related Statement of Distributable Income for each of the two years in the period ended December 31, 1994 and the period June 4, 1992 (inception) through December 31, 1992. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the assets and liabilities of the GMAC 1992-D Grantor Trust at December 31, 1994 and 1993, and its distributable income and distributions for each of the two years in the period ended December 31, 1994 and the period June 4, 1992 (inception) through December 31, 1992, on the basis of accounting described in Note 1.



s/ Deloitte & Touche LLP
-------------------------
Deloitte & Touche LLP
600 Renaissance Center
Detroit, Michigan 48243

GMAC 1992-D GRANTOR TRUST

STATEMENT OF ASSETS AND LIABILITIES
(in millions of dollars)


                                                         December 31,
                                                     -------------------

                                                      1994        1993
                                                     -------     -------
ASSETS                                                  $           $

Receivables (Note 2) ..............................    300.7       702.0
                                                     -------     -------

TOTAL ASSETS ......................................    300.7       702.0
                                                     =======     =======


LIABILITIES

Asset-Backed Certificates
  (Notes 2 and 3) .................................    300.7       702.0
                                                     -------     -------

TOTAL LIABILITIES .................................    300.7       702.0
                                                     =======     =======



Reference should be made to the Notes to Financial Statements.

STATEMENT OF DISTRIBUTABLE INCOME
For the years ended December 31, 1994, 1993 and the period June 4, 1992 (inception) through December 31, 1992
(in millions of dollars)





                                           1994        1993        1992
                                          ------      ------      ------
                                            $           $           $
Distributable Income

  Allocable to Principal ...............   401.3       568.4       377.2

  Allocable to Interest  ...............    28.0        55.4        48.0
                                          ------      ------      ------
Distributable Income ...................   429.3       623.8       425.2
                                          ======      ======      ======


Income Distributed .....................   429.3       623.8       425.2
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


NOTE 2.  SALE OF CERTIFICATES

On June 4, 1992, GMAC 1992-D Grantor Trust acquired retail finance receivables aggregating approximately $1,647.6 million from the Seller in exchange for certificates representing undivided ownership interests of 91% for the Class A certificates and 9% for the Class B certificates in the Trust. The Trust property includes a pool of retail instalment sale contracts for automobiles and light trucks, certain monies due thereunder and security interests in the vehicles financed thereby. The Seller has the option to repurchase the remaining receivables as of the last day of any month on or after which the principal balance declines below 10% of the aggregate amount financed.


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

GMAC 1992-D GRANTOR TRUST (concluded)


SUPPLEMENTARY FINANCIAL DATA (unaudited)

SUMMARY OF QUARTERLY DISTRIBUTABLE INCOME
(in millions of dollars)



1994 Quarters                           Principal   Interest       Total
------------------------------------    ---------   --------       -----
                                             $          $           $

First quarter ......................        113.3        9.2       122.5

Second quarter .....................        108.5        7.7       116.2

Third quarter ......................         95.9        6.2       102.1

Fourth quarter .....................         83.6        4.9        88.5
                                        ---------   --------       -----
     Total .........................        401.3       28.0       429.3
                                        =========   ========       =====



1993 Quarters                           Principal   Interest       Total
------------------------------------    ---------   --------       -----
                                             $          $           $

First quarter ......................        148.6       16.9       165.5

Second quarter .....................        153.3       14.8       168.1

Third quarter ......................        140.7       12.8       153.5

Fourth quarter .....................        125.8       10.9       136.7
                                        ---------   --------       -----
     Total .........................        568.4       55.4       623.8
                                        =========   ========       =====



1992 Quarters                           Principal   Interest       Total
------------------------------------    ---------   --------       -----
                                             $          $           $

Second quarter .....................         50.7        7.6        58.3

Third quarter ......................        166.9       21.4       188.3

Fourth quarter .....................        159.6       19.0       178.6
                                        ---------   --------       -----
     Total .........................        377.2       48.0       425.2
                                        =========   ========       =====

INDEPENDENT AUDITORS' REPORT


                                                          March 10, 1995


The GMAC 1992-E Grantor Trust, its Certificateholders, GMAC Auto
Receivables Corporation, and The First National Bank of Chicago, Trustee:

We have audited the accompanying Statement of Assets and Liabilities of the GMAC 1992-E Grantor Trust as of December 31, 1994 and 1993, and the related Statement of Distributable Income for each of the two years in the period ended December 31, 1994 and the period August 20, 1992 (inception) through December 31, 1992. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the assets and liabilities of the GMAC 1992-E Grantor Trust at December 31, 1994 and 1993, and its distributable income and distributions for each of the two years in the period ended December 31, 1994 and the period August 20, 1992 (inception) through December 31, 1992, on the basis of accounting described in Note 1.



s\ Deloitte & Touche LLP
-------------------------
Deloitte & Touche LLP
600 Renaissance Center
Detroit, Michigan 48243

GMAC 1992-E GRANTOR TRUST

STATEMENT OF ASSETS AND LIABILITIES
(in millions of dollars)


                                                         December 31,
                                                    ---------------------
                                                      1994          1993
                                                    -------       -------
ASSETS                                                  $             $

Receivables (Note 2) ..............................   478.4         885.4
                                                    -------       -------

TOTAL ASSETS ......................................   478.4         885.4
                                                    =======       =======


LIABILITIES

Asset-Backed Certificates
  (Notes 2 and 3) .................................   478.4         885.4
                                                    -------       -------

TOTAL LIABILITIES .................................   478.4         885.4
                                                    =======       =======



Reference should be made to the Notes to Financial Statements.

STATEMENT OF DISTRIBUTABLE INCOME
For the years ended December 31, 1994, 1993 and the period August 20, 1992 (inception) through December 31, 1992
(in millions of dollars)





                                           1994        1993        1992
                                          ------      ------      ------
                                            $           $           $
Distributable Income

  Allocable to Principal ...............   407.0       512.6       180.0

  Allocable to Interest  ...............    32.6        55.1        23.9
                                          ------      ------      ------
Distributable Income ...................   439.6       567.7       203.9
                                          ======      ======      ======


Income Distributed .....................   439.6       567.7       203.9
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


NOTE 2.  SALE OF CERTIFICATES

On August 20, 1992, GMAC 1992-E Grantor Trust acquired retail finance receivables aggregating approximately $1,578.0 million from the Seller in exchange for certificates representing undivided ownership interests of 91% for the Class A certificates and 9% for the Class B certificates in the Trust. The Trust property includes a pool of retail instalment sale contracts for automobiles and light trucks, certain monies due thereunder and security interests in the vehicles financed thereby. The Seller has the option to repurchase the remaining receivables as of the last day of any month on or after which the principal balance declines below 10% of the aggregate amount financed.


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

GMAC 1992-E GRANTOR TRUST (concluded)


SUPPLEMENTARY FINANCIAL DATA (unaudited)

SUMMARY OF QUARTERLY DISTRIBUTABLE INCOME
(in millions of dollars)



1994 Quarters                           Principal   Interest       Total
------------------------------------    ---------   --------       -----
                                             $          $           $

First quarter ......................        110.6       10.1       120.7

Second quarter .....................        110.9        8.7       119.6

Third quarter ......................         97.9        7.5       105.4

Fourth quarter .....................         87.6        6.3        93.9
                                        ---------   --------       -----
     Total .........................        407.0       32.6       439.6
                                        =========   ========       =====



1993 Quarters                           Principal   Interest       Total
------------------------------------    ---------   --------       -----
                                             $          $           $

First quarter ......................        128.3       16.1       144.4

Second quarter .....................        134.8       14.5       149.3

Third quarter ......................        129.0       13.0       142.0

Fourth quarter .....................        120.5       11.5       132.0
                                        ---------   --------       -----
     Total .........................        512.6       55.1       567.7
                                        =========   ========       =====



1992 Quarters                           Principal   Interest       Total
------------------------------------    ---------   --------       -----
                                             $          $           $

Third quarter ......................         46.1        6.2        52.3

Fourth quarter .....................        133.9       17.7       151.6
                                        ---------   --------       -----
     Total .........................        180.0       23.9       203.9
                                        =========   ========       =====

INDEPENDENT AUDITORS' REPORT


                                                          March 10, 1995


The GMAC 1992-F Grantor Trust, its Certificateholders, GMAC Auto
Receivables Corporation, and The First National Bank of Chicago, Trustee:

We have audited the accompanying Statement of Assets and Liabilities of the GMAC 1992-F Grantor Trust as of December 31, 1994 and 1993, and the related Statement of Distributable Income for each of the two years in the period ended December 31, 1994 and the period September 29, 1992 (inception) through December 31, 1992. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the assets and liabilities of the GMAC 1992-F Grantor Trust at December 31, 1994 and 1993, and its distributable income and distributions for each of the two years in the period ended December 31, 1994 and the period September 29, 1992 (inception) through December 31, 1992, on the basis of accounting described in Note 1.



s\ Deloitte & Touche LLP
-------------------------
Deloitte & Touche LLP
600 Renaissance Center
Detroit, Michigan 48243

GMAC 1992-F GRANTOR TRUST

STATEMENT OF ASSETS AND LIABILITIES
(in millions of dollars)


                                                         December 31,
                                                    --------------------
                                                      1994          1993
                                                    -------       -------
ASSETS                                                 $             $

Receivables (Note 2) ..............................   442.6         908.7
                                                    -------       -------

TOTAL ASSETS ......................................   442.6         908.7
                                                    =======       =======


LIABILITIES

Asset-Backed Certificates
  (Notes 2 and 3) .................................   442.6         908.7
                                                    -------       -------

TOTAL LIABILITIES .................................   442.6         908.7
                                                    =======       =======



Reference should be made to the Notes to Financial Statements.

STATEMENT OF DISTRIBUTABLE INCOME
For the years ended December 31, 1994, 1993 and the period
September 29, 1992 (inception) through December 31, 1992
(in millions of dollars)







                                           1994        1993        1992
                                          ------      ------      ------
                                            $           $           $
Distributable Income

  Allocable to Principal ...............   466.1       584.1       151.8

  Allocable to Interest  ...............    30.6        55.0        17.9
                                          ------      ------      ------
Distributable Income ...................   496.7       639.1       169.7
                                          ======      ======      ======


Income Distributed .....................   496.7       639.1       169.7
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


NOTE 2.  SALE OF CERTIFICATES

On September 29, 1992, GMAC 1992-F Grantor Trust acquired retail finance receivables aggregating approximately $1,644.6 million from the Seller in exchange for certificates representing undivided ownership interests of 91% for the Class A certificates and 9% for the Class B certificates in the Trust. The Trust property includes a pool of retail instalment sale contracts for automobiles and light trucks, certain monies due thereunder, and security interests in the vehicles financed thereby. The Seller has the option to repurchase the remaining receivables as of the last day of any month on or after which the principal balance declines below 10% of the aggregate amount financed.


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

GMAC 1992-F GRANTOR TRUST (concluded)


SUPPLEMENTARY FINANCIAL DATA (unaudited)

SUMMARY OF QUARTERLY DISTRIBUTABLE INCOME
(in millions of dollars)



1994 Quarters                           Principal   Interest       Total
------------------------------------    ---------   --------       -----
                                             $          $           $

First quarter ......................        129.5        9.7       139.2

Second quarter .....................        124.8        8.3       133.1

Third quarter ......................        112.8        6.9       119.7

Fourth quarter .....................         99.0        5.7       104.7
                                        ---------   --------       -----
     Total .........................        466.1       30.6       496.7
                                        =========   ========       =====



1993 Quarters                           Principal   Interest       Total
------------------------------------    ---------   --------       -----
                                             $          $           $

First quarter ......................        146.9       16.2       163.1

Second quarter .....................        151.2       14.6       165.8

Third quarter ......................        147.3       12.9       160.2

Fourth quarter .....................        138.7       11.3       150.0
                                        ---------   --------       -----
     Total .........................        584.1       55.0       639.1
                                        =========   ========       =====


1992 Quarters                           Principal   Interest       Total
------------------------------------    ---------   --------       -----
                                             $          $           $

Fourth quarter .....................        151.8       17.9       169.7
                                        =========   ========       =====

INDEPENDENT AUDITORS' REPORT


                                                          March 10, 1995

The GMAC 1993-A Grantor Trust, its Certificateholders, GMAC Auto
Receivables Corporation, and The First National Bank of Chicago, Trustee:

We have audited the accompanying Statement of Assets and Liabilities of the GMAC 1993-A Grantor Trust as of December 31, 1994 and 1993, and the related Statement of Distributable Income for the year ended December 31, 1994 and the period March 24, 1993 (inception) through December 31, 1993. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the assets and liabilities of the GMAC 1993-A Grantor Trust at December 31, 1994 and 1993, and its distributable income and distributions for the year ended December 31, 1994 and the period March 24, 1993 (inception) through December 31, 1993, on the basis of accounting described in Note 1.


s\ Deloitte & Touche LLP
-------------------------
Deloitte & Touche LLP
600 Renaissance Center
Detroit, Michigan 48243

GMAC 1993-A GRANTOR TRUST

STATEMENT OF ASSETS AND LIABILITIES
(in millions of dollars)


                                                        December 31,
                                                    ---------------------
                                                      1994          1993
                                                    -------       -------
ASSETS                                                 $             $

Receivables (Note 2) ..............................   379.4         845.9
                                                    -------       -------

TOTAL ASSETS ......................................   379.4         845.9
                                                    =======       =======


LIABILITIES

Asset-Backed Certificates
  (Notes 2 and 3) .................................   379.4         845.9
                                                    -------       -------

TOTAL LIABILITIES .................................   379.4         845.9
                                                    =======       =======



Reference should be made to the Notes to Financial Statements.

STATEMENT OF DISTRIBUTABLE INCOME
For the year ended December 31, 1994 and the period March 24, 1993 (inception) through December 31, 1993
(in millions of dollars)




                                                  1994       1993
                                                --------   --------
                                                    $          $
Distributable Income

  Allocable to Principal ......................    466.5      557.0

  Allocable to Interest  ......................     25.2       35.6
                                                --------   --------
Distributable Income ..........................    491.7      592.6
                                                ========   ========


Income Distributed ............................    491.7      592.6
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


NOTE 2.  SALE OF CERTIFICATES

On March 24, 1993, GMAC 1993-A Grantor Trust acquired retail finance receivables aggregating approximately $1,403.0 million from the Seller in exchange for certificates representing undivided ownership interests of 92.5% for the Class A certificates and 7.5% for the Class B certificates in the Trust. The Trust property includes a pool of retail instalment sale contracts for automobiles and light trucks, certain monies due thereunder, and security interests in the vehicles financed thereby. The Seller has the option to repurchase the remaining receivables as of the last day of any month on or after which the principal balance declines below 10% of the aggregate amount financed.


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

GMAC 1993-A GRANTOR TRUST (concluded)


SUPPLEMENTARY FINANCIAL DATA (unaudited)

SUMMARY OF QUARTERLY DISTRIBUTABLE INCOME
(in millions of dollars)



1994 Quarters                           Principal   Interest       Total
------------------------------------    ---------   --------       -----
                                             $          $           $

First quarter ......................        144.3        8.3       152.6

Second quarter .....................        127.0        6.8       133.8

Third quarter ......................        106.4        5.6       112.0

Fourth quarter .....................         88.8        4.5        93.3
                                        ---------   --------       -----
     Total .........................        466.5       25.2       491.7
                                        =========   ========       =====



1993 Quarters                           Principal   Interest       Total
------------------------------------    ---------   --------       -----
                                             $          $           $

Second quarter .....................        196.7       13.9       210.6

Third quarter ......................        194.4       11.8       206.2

Fourth quarter .....................        165.9        9.9       175.8
                                        ---------   --------       -----
     Total .........................        557.0       35.6       592.6
                                        =========   ========       =====

INDEPENDENT AUDITORS' REPORT


                                                          March 10, 1995


The GMAC 1993-B Grantor Trust, its Certificateholders, GMAC Auto
Receivables Corporation, and The First National Bank of Chicago, Trustee:

We have audited the accompanying Statement of Assets and Liabilities of the GMAC 1993-B Grantor Trust as of December 31, 1994 and 1993, and the related Statement of Distributable Income for the year ended December 31, 1994 and the period September 16, 1993 (inception) through December 31, 1993. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the assets and liabilities of the GMAC 1993-B Grantor Trust at December 31, 1994 and 1993, and its distributable income and distributions for the year ended December 31, 1994 and the period September 16, 1993 (inception) through December 31, 1993, on the basis of accounting described in Note 1.




s/ Deloitte & Touche LLP
-------------------------
Deloitte & Touche LLP
600 Renaissance Center
Detroit, Michigan 48243

GMAC 1993-B GRANTOR TRUST

STATEMENT OF ASSETS AND LIABILITIES
(in millions of dollars)



                                                         December 31,
                                                    ---------------------

                                                     1994          1993
                                                    -------       -------
ASSETS                                                 $             $

Receivables (Note 2) ..............................   679.2       1,269.0
                                                    -------       -------

TOTAL ASSETS ......................................   679.2       1,269.0
                                                    =======       =======


LIABILITIES

Asset-Backed Certificates
  (Notes 2 and 3) .................................   679.2       1,269.0
                                                    -------       -------

TOTAL LIABILITIES .................................   679.2       1,269.0
                                                    =======       =======


Reference should be made to the Notes to Financial Statements.

STATEMENT OF DISTRIBUTABLE INCOME
For the year ended December 31, 1994 and the period September 16, 1993 (inception) through December 31, 1993
(in millions of dollars)



                                                  1994       1993
                                                --------   --------
                                                    $          $
Distributable Income

  Allocable to Principal ......................    589.8      181.6

  Allocable to Interest  ......................     39.0       13.9
                                                --------   --------
Distributable Income ..........................    628.8      195.5
                                                ========   ========


Income Distributed ............................    628.8      195.5
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


NOTE 2.  SALE OF CERTIFICATES

On September 16, 1993, GMAC 1993-B Grantor Trust acquired retail finance receivables aggregating approximately $1,450.6 million from the Seller in exchange for certificates representing undivided ownership interests of 92.5% for the Class A certificates and 7.5% for the Class B certificates in the Trust. The Trust property includes a pool of retail instalment sale contracts for automobiles and light trucks, certain monies due thereunder, and security interests in the vehicles financed thereby. The Seller has the option to repurchase the remaining receivables as of the last day of any month on or after which the principal balance declines below 10% of the aggregate amount financed.


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

GMAC 1993-B GRANTOR TRUST (concluded)


SUPPLEMENTARY FINANCIAL DATA (unaudited)

SUMMARY OF QUARTERLY DISTRIBUTABLE INCOME
(in millions of dollars)




1994 Quarters                           Principal   Interest       Total
------------------------------------    ---------   --------       -----
                                             $          $           $

First quarter ......................        173.9       12.1       186.0

Second quarter .....................        158.1       10.4       168.5

Third quarter ......................        137.8        8.9       146.7

Fourth quarter .....................        120.0        7.6       127.6
                                        ---------   --------       -----
     Total .........................        589.8       39.0       628.8
                                        =========   ========       =====



1993 Quarters                           Principal   Interest       Total
------------------------------------    ---------   --------       -----
                                             $          $           $

Fourth quarter .....................        181.6       13.9       195.5
                                        =========   ========       =====

INDEPENDENT AUDITORS' REPORT


                                                          March 10, 1995


The GMAC 1994-A Grantor Trust, its Certificateholders, GMAC Auto
Receivables Corporation, and The First National Bank of Chicago, Trustee:

We have audited the accompanying Statement of Assets and Liabilities of the GMAC 1994-A Grantor Trust as of December 31, 1994 and the related Statement of Distributable Income for the period June 28, 1994 (inception) through December 31, 1994. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the assets and liabilities of the GMAC 1994-A Grantor Trust at December 31, 1994 and its distributable income and distributions for the period June 28, 1994 (inception) through December 31, 1994, on the basis of accounting described in Note 1.


s\ Deloitte & Touche LLP
-------------------------
Deloitte & Touche LLP
600 Renaissance Center
Detroit, Michigan 48243

GMAC 1994-A GRANTOR TRUST

STATEMENT OF ASSETS AND LIABILITIES
(in millions of dollars)


                                                      December 31,
                                                         1994
                                                      ------------
ASSETS                                                     $

Receivables (Note 2) ..............................       901.8
                                                        -------

TOTAL ASSETS ......................................       901.8
                                                        =======


LIABILITIES

Asset-Backed Certificates
  (Notes 2 and 3) .................................       901.8
                                                        -------

TOTAL LIABILITIES .................................       901.8
                                                        =======



Reference should be made to the Notes to Financial Statements.

STATEMENT OF DISTRIBUTABLE INCOME
For the period June 28, 1994 (inception) through December 31, 1994 (in millions of dollars)




                                                     1994
                                                     -----
                                                       $
Distributable Income

  Allocable to Principal .....................       250.1

  Allocable to Interest  .....................        33.0
                                                     -----
Distributable Income .........................       283.1
                                                     =====

Income Distributed ...........................       283.1
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


NOTE 2.  SALE OF CERTIFICATES

On June 28, 1994, GMAC 1994-A Grantor Trust acquired retail finance receivables aggregating approximately $1,151.9 million from the Seller in exchange for certificates representing undivided ownership interests of 93.5% for the Class A certificates and 6.5% for the Class B certificates in the Trust. The Trust property includes a pool of retail instalment sale contracts for automobiles and light trucks, certain monies due thereunder, and security interests in the vehicles financed thereby. The Seller has the option to repurchase the remaining receivables as of the last day of any month on or after which the principal balance declines below 10% of the aggregate amount financed.


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

GMAC 1994-A GRANTOR TRUST (concluded)


SUPPLEMENTARY FINANCIAL DATA (unaudited)

SUMMARY OF QUARTERLY DISTRIBUTABLE INCOME
(in millions of dollars)



1994 Quarters                           Principal   Interest       Total
------------------------------------    ---------   --------       -----
                                            $          $             $

Third quarter ......................        125.0       17.5       142.5

Fourth quarter .....................        125.1       15.5       140.6
                                        ---------   --------       -----
     Total .........................        250.1       33.0       283.1
                                        =========   ========       =====

                                PART IV.


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.


   (a) (1) FINANCIAL STATEMENTS.

           Included in Part II, Item 8, of Form 10-K.

   (a) (2) FINANCIAL STATEMENT SCHEDULES.

           All schedules have been omitted because they are not applicable or because the information called for is shown in the financial statements or notes thereto.

   (a) (3) EXHIBITS (Included in Part II of this report).

           -- GMAC 1991-B Grantor Trust Financial Statements for the Year
              Ended December 31, 1994.

           -- GMAC 1991-C Grantor Trust Financial Statements for the Year
              Ended December 31, 1994.

           -- GMAC 1992-A Grantor Trust Financial Statements for the Year
              Ended December 31, 1994.

           -- GMAC 1992-C Grantor Trust Financial Statements for the Year
              Ended December 31, 1994.

           -- GMAC 1992-D Grantor Trust Financial Statements for the Year
              Ended December 31, 1994.

           -- GMAC 1992-E Grantor Trust Financial Statements for the Year
              Ended December 31, 1994.

           -- GMAC 1992-F Grantor Trust Financial Statements for the Year
              Ended December 31, 1994.

           -- GMAC 1993-A Grantor Trust Financial Statements for the Year
              Ended December 31, 1994.

           -- GMAC 1993-B Grantor Trust Financial Statements for the Year
              Ended December 31, 1994.

           -- GMAC 1994-A Grantor Trust Financial Statements for the period
              June 28, 1994 through December 31, 1994.

           -- Financial Data Schedule for  GMAC 1991-B Grantor Trust (for
              SEC electronic filing purposes only).

           -- Financial Data Schedule for  GMAC 1991-C Grantor Trust (for
              SEC electronic filing purposes only).

           -- Financial Data Schedule for  GMAC 1992-A Grantor Trust (for
              SEC electronic filing purposes only).

           -- Financial Data Schedule for  GMAC 1992-C Grantor Trust (for
              SEC electronic filing purposes only).

           -- Financial Data Schedule for  GMAC 1992-D Grantor Trust (for
              SEC electronic filing purposes only).

           -- Financial Data Schedule for  GMAC 1992-E Grantor Trust (for
              SEC electronic filing purposes only).

           -- Financial Data Schedule for  GMAC 1992-F Grantor Trust (for
              SEC electronic filing purposes only).

           -- Financial Data Schedule for GMAC 1993-A, 1993-B and 1994-A
              Grantor Trusts (for SEC electronic filing purposes only).

 (b)     REPORTS ON FORM 8-K.

           No current reports on Form 8-K have been filed by any of the above-mentioned Grantor Trusts during the fourth quarter ended December 31, 1994.

ITEMS 2, 3, 4, 5, 6, 9, 10, 11, 12 and 13 are not applicable and have been omitted.

                               SIGNATURE


Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Trustee has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      GMAC 1991-B GRANTOR TRUST
                                      GMAC 1991-C GRANTOR TRUST
                                      GMAC 1992-A GRANTOR TRUST
                                      GMAC 1992-C GRANTOR TRUST
                                      GMAC 1992-D GRANTOR TRUST
                                      GMAC 1992-E GRANTOR TRUST
                                      GMAC 1992-F GRANTOR TRUST
                                      GMAC 1993-A GRANTOR TRUST
                                      GMAC 1993-B GRANTOR TRUST
                                      GMAC 1994-A GRANTOR TRUST


                                  The First National Bank of Chicago
                                              (Trustee)



                                  s/ Steven M. Wagner
                                  ----------------------------------
                                  (Steven M. Wagner, Vice President)

Date: March 29, 1995
      --------------