Form 10-Q
period 1995-03-31
GMAC AUTO RECEIVABLES CORP; GMAC 1991-B GRANTOR TRUST; GMAC 1991-C GRANTOR TRUST; GMAC 1992-A GRANTOR TRUST; GMAC 1992-C GRANTOR TRUST; GMAC 1992-D GRANTOR TRUST; GMAC 1992-F GRANTOR TRUST; GMAC 1992-E GRANTOR TRUST
filed 1995-05-12
CIK 869739, 872552, 872553, 882234, 882239, 882240, 882243, 890539

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-Q

(Mark One)

 X ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995, OR

___  TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES   EXCHANGE
     ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO __________.


      GMAC 1991-B GRANTOR TRUST                          33-42657
      GMAC 1991-C GRANTOR TRUST                          33-44315
      GMAC 1992-A GRANTOR TRUST                          33-45204
      GMAC 1992-C GRANTOR TRUST                          33-46427
      GMAC 1992-D GRANTOR TRUST                          33-47999
      GMAC 1992-E GRANTOR TRUST                          33-48893
      GMAC 1992-F GRANTOR TRUST                          33-49037
      GMAC 1993-A GRANTOR TRUST                          33-49197
      GMAC 1993-B GRANTOR TRUST                          33-49197
      GMAC 1994-A GRANTOR TRUST                          33-49197
      GMAC 1995-A GRANTOR TRUST                          33-49197
    -----------------------------                     ---------------
    (Exact name of registrants as                     Commission file
     specified in its charter)                            number


A National Banking Association                           36-0899825
- ------------------------------                      -------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)

One First National Plaza,
Suite 0126, Chicago, Illinois                            60670-0126
- ----------------------------------------                 ----------
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

ITEM 1. FINANCIAL STATEMENTS

        1.  Statement of Assets and Liabilities, March 31, 1995,
            December 31, 1994 and March 31, 1994.
        2. Statement of Distributable Income for the Three Months Ended March 31, 1995 and 1994.
        3.  Notes to Financial Statements.

The above described Financial Statements for each of the registrants are submitted herewith as Exhibits 20.1, 20.2, 20.3, 20.4, 20.5, 20.6, 20.7, 20.8,
20.9, 20.10 and 20.11.

In the opinion of management, the interim financial statements reflect all adjustments, consisting of normal recurring items, which are necessary for a fair presentation of the results for the interim periods presented.



                                   PART II


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Each of the Grantor Trusts, listed in the table on the following page, was formed by GMAC Auto Receivables Corporation (the "Seller") pursuant to a Pooling and Servicing Agreement between the Seller and The First National Bank of Chicago, as trustee. Each Trust acquired retail finance receivables from the Seller in the aggregate amount as shown below in exchange for certificates representing undivided ownership interests in each Trust. Each Trust's property includes a pool of retail instalment sale contracts secured by new and in some cases used automobiles and light trucks, certain monies due thereunder and security interests in the vehicles financed thereby.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (concluded)

The certificates for each of the following Trusts consist of two classes, entitled Asset-Backed Certificates, Class A and Asset-Backed Certificates, Class B. The Class A certificates represent in the aggregate an undivided ownership interest in the Trusts that ranges between approximately 91% and 93.5% and the Class B certificates represent in the aggregate an undivided ownership interest in the Trusts that ranges between approximately 6.5% and 9%. Only the Class A certificates have been remarketed to the public. The Class B certificates have not been offered to the public and are held by the Seller. The rights of the Class B certificateholder to receive monthly distributions with respect to the receivables are subordinated to the rights of the Class A certificateholders.


                                           Retail Finance Receivables
                                     --------------------------------------
                Date of Pooling       Retail     Asset-Backed Certificates
Grantor          and Servicing        Finance    -------------------------
 Trust             Agreement         Receivables     Class A        Class B
- -------         -----------------    -----------    --------        -------

                                            (in millions of dollars)

GMAC 1991-B     September 17, 1991   $ 1,007.4      $  916.7        $  90.7

GMAC 1991-C     December 16, 1991      1,326.4       1,207.0          119.4

GMAC 1992-A     January 30, 1992       2,001.4       1,851.3          150.1

GMAC 1992-C     March 26, 1992         1,100.3       1,012.3           88.0

GMAC 1992-D     June 4, 1992           1,647.6       1,499.3          148.3

GMAC 1992-E     August 20, 1992        1,578.0       1,436.0          142.0

GMAC 1992-F     September 29, 1992     1,644.6       1,496.6          148.0

GMAC 1993-A     March 24, 1993         1,403.0       1,297.8          105.2

GMAC 1993-B     September 16, 1993     1,450.6       1,341.8          108.8

GMAC 1994-A     June 28, 1994          1,151.9       1,077.0           74.9

GMAC 1995-A     March 16, 1995         1,104.6       1,032.8           71.8


General Motors Acceptance Corporation (GMAC), the originator of the retail receivables, continues to service the receivables for each of the aforementioned Grantor Trusts and receives compensation and fees for such services. Investors receive monthly payments of the pro rata portion of principal and interest received by each Trust as the receivables are liquidated.




                          ____________________

                         PART II.  OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:


             20.1 GMAC 1991-B Grantor Trust Financial Statements for the Three Months Ended March 31, 1995 and 1994.

             20.2 GMAC 1991-C Grantor Trust Financial Statements for the Three Months Ended March 31, 1995 and 1994.

             20.3 GMAC 1992-A Grantor Trust Financial Statements for the Three Months Ended March 31, 1995 and 1994.

             20.4 GMAC 1992-C Grantor Trust Financial Statements for the Three Months Ended March 31, 1995 and 1994.

             20.5 GMAC 1992-D Grantor Trust Financial Statements for the Three Months Ended March 31, 1995 and 1994.

             20.6 GMAC 1992-E Grantor Trust Financial Statements for the Three Months Ended March 31, 1995 and 1994.

             20.7 GMAC 1992-F Grantor Trust Financial Statements for the Three Months Ended March 31, 1995 and 1994.

             20.8 GMAC 1993-A Grantor Trust Financial Statements for the Three Months Ended March 31, 1995 and 1994.

             20.9 GMAC 1993-B Grantor Trust Financial Statements for the Three Months Ended March 31, 1995 and 1994.

             20.10 GMAC 1994-A Grantor Trust Financial Statements for the Three Months Ended March 31, 1995.

             20.11 GMAC 1995-A Grantor Trust Financial Statements for the period March 16, 1995 (inception) through March 31, 1995.





        (b)    Reports on Form 8-K:

          No current reports on Form 8-K have been filed by any of the abovementioned Grantor Trusts during the quarter ended March 31, 1995.



                            ______________________

                                  SIGNATURE


Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Trustee has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        GMAC 1991-B GRANTOR TRUST
                                        GMAC 1991-C GRANTOR TRUST
                                        GMAC 1992-A GRANTOR TRUST
                                        GMAC 1992-C GRANTOR TRUST
                                        GMAC 1992-D GRANTOR TRUST
                                        GMAC 1992-E GRANTOR TRUST
                                        GMAC 1992-F GRANTOR TRUST
                                        GMAC 1993-A GRANTOR TRUST
                                        GMAC 1993-B GRANTOR TRUST
                                        GMAC 1994-A GRANTOR TRUST
                                        GMAC 1995-A GRANTOR TRUST


                                 by:  The First National Bank of Chicago

                                 ---------------------------------------
                                              (Trustee)



                                 ---------------------------------------
                                    (Steven M. Wagner, Vice President)

Date: May 12, 1995
      ------------

                                                              Exhibit 20.1
                                                              Page 1 of 3


                      GMAC 1991-B GRANTOR TRUST

                 STATEMENT OF ASSETS AND LIABILITIES



                                           March 31,    Dec. 31,    March 31,
                                             1995         1994        1994
                                           --------     --------    --------
                                                (in millions of dollars)
ASSETS

Receivables (Note 2) ..................... $   91.9     $  124.0    $  253.4
                                           --------     --------    --------


TOTAL ASSETS ............................. $   91.9     $  124.0    $  253.4
                                           ========     ========    ========



LIABILITIES

Asset-Backed Certificates
  (Notes 2 and 3) ........................ $   91.9     $  124.0    $  253.4
                                           --------     --------    --------

TOTAL LIABILITIES ........................ $   91.9     $  124.0    $  253.4
                                           ========     ========    ========




Reference should be made to the Notes to Financial Statements.






































                                                             Exhibit 20.1
                                                             Page 2 of 3


                       GMAC 1991-B GRANTOR TRUST

                  STATEMENT OF DISTRIBUTABLE INCOME






                                                     Three Months Ended
                                                          March 31,
                                                    ---------------------
                                                      1995          1994
                                                      ----          ----
                                                   (in millions of dollars)
Distributable Income

  Allocable to Principal .........................  $   32.1     $   53.0

  Allocable to Interest  .........................       1.9          4.9
                                                    --------     --------
Distributable Income .............................  $   34.0     $   57.9
                                                    ========     ========


Income Distributed ...............................  $   34.0     $   57.9
                                                    ========     ========


Reference should be made to the Notes to Financial Statements.










































                                                              Exhibit 20.1
                                                              Page 3 of 3


                      GMAC 1991-B GRANTOR TRUST

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


NOTE 2.  SALE OF CERTIFICATES

On September 17, 1991, GMAC 1991-B Grantor Trust acquired retail finance receivables aggregating approximately $1,007.4 million from the Seller in exchange for certificates representing undivided ownership interests in the Trust of 91% for the Class A certificates and 9% for the Class B certificates. The Trust property includes a pool of retail instalment sale contracts for new automobiles and light trucks, certain monies due thereunder and security interests in the vehicles financed thereby. The Seller has the option to repurchase the remaining receivables as of the last day of any month on or after which the principal balance declines below 10% of the aggregate amount financed.


NOTE 3.  PRINCIPAL AND INTEREST PAYMENTS

Principal (including prepayments) and interest are passed through and distributed pro rata to Class A and Class B certificateholders on each distribution date commencing October 15, 1991. Principal consists of payments on the receivables that are allocable to repayment of the amount sold as determined on a constant interest rate basis (the "actuarial method"). Interest is passed through and distributed to Class A certificateholders at one-twelfth of the pass through rate of 6.75% per annum. Interest consists of payments on the receivables that are allocable to finance charges, using the actuarial method, net of fees and expenses. The rights of the Class B certificateholders to receive monthly distributions with respect to the receivables are subordinated to the rights of the Class A certificateholders. The distribution date is the 15th day of each month (or, if such 15th day is not a business day, the next following business day).


NOTE 4.  FEDERAL INCOME TAX

The Trust is classified as a grantor trust, and therefore is not taxable as a corporation for federal income tax purposes. Each certificateholder will be treated as the owner of a pro rata undivided interest in each of the receivables in the Trust.




















                                                              Exhibit 20.2
                                                              Page 1 of 3


                       GMAC 1991-C GRANTOR TRUST

                  STATEMENT OF ASSETS AND LIABILITIES



                                           March 31,     Dec. 31,   March 31,
                                             1995         1994        1994
                                           --------     --------    --------
                                               (in millions of dollars)
ASSETS

Receivables (Note 2) ..................... $  182.9     $  228.7    $  420.8
                                           --------     --------    --------


TOTAL ASSETS ............................. $  182.9     $  228.7    $  420.8
                                           ========     ========    ========



LIABILITIES

Asset-Backed Certificates
  (Notes 2 and 3) ........................ $  182.9     $  228.7    $  420.8
                                           --------     --------    --------

TOTAL LIABILITIES ........................ $  182.9     $  228.7    $  420.8
                                           ========     ========    ========




Reference should be made to the Notes to Financial Statements.





































                                                             Exhibit 20.2
                                                             Page 2 of 3


                       GMAC 1991-C GRANTOR TRUST

                  STATEMENT OF DISTRIBUTABLE INCOME




                                                      Three Months Ended
                                                          March 31,
                                                    ---------------------
                                                      1995          1994
                                                      ----          ----
                                                   (in millions of dollars)
Distributable Income

  Allocable to Principal .........................  $   45.8     $   75.2

  Allocable to Interest  .........................       3.0          6.7
                                                    --------     --------
Distributable Income .............................  $   48.8     $   81.9
                                                    ========     ========


Income Distributed ...............................  $   48.8     $   81.9
                                                    ========     ========




Reference should be made to the Notes to Financial Statements.










































                                                              Exhibit 20.2
                                                              Page 3 of 3

                      GMAC 1991-C GRANTOR TRUST

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

NOTE 2.  SALE OF CERTIFICATES

On December 16, 1991, GMAC 1991-C Grantor Trust acquired retail finance receivables aggregating approximately $1,326.4 million from the Seller in exchange for certificates representing undivided ownership interests in the Trust of 91% for the Class A certificates and 9% for the Class B certificates. The Trust property includes a pool of retail instalment sale contracts for new automobiles and light trucks, certain monies due thereunder and security interests in the vehicles financed thereby. The Seller has the option to repurchase the remaining receivables as of the last day of any month on or after which the principal balance declines below 10% of the aggregate amount financed.


NOTE 3.  PRINCIPAL AND INTEREST PAYMENTS

Principal (including prepayments) and interest are passed through and distributed pro rata to Class A and Class B certificateholders on each distribution date commencing January 15, 1992. Principal consists of payments on the receivables that are allocable to repayment of the amount sold as determined on a constant interest rate basis (the "actuarial method"). Interest is passed through and distributed to Class A certificateholders at one-twelfth of the pass through rate of 5.70% per annum. Interest consists of payments on the receivables that are allocable to finance charges, using the actuarial method, net of fees and expenses. The rights of the Class B certificateholders to receive monthly distributions with respect to the receivables are subordinated to the rights of the Class A certificateholders. The distribution date is the 15th day of each month (or, if such 15th day is not a business day, the next following business day).

NOTE 4.  FEDERAL INCOME TAX

The Trust is classified as a grantor trust, and therefore is not taxable as a corporation for federal income tax purposes. Each certificateholder will be treated as the owner of a pro rata undivided interest in each of the receivables in the Trust.






















                                                              Exhibit 20.3
                                                              Page 1 of 3



                      GMAC 1992-A GRANTOR TRUST

                 STATEMENT OF ASSETS AND LIABILITIES



                                           March 31,    Dec. 31,    March 31,
                                             1995         1994        1994
                                           --------     --------    --------
                                               (in millions of dollars)
ASSETS

Receivables (Note 2) ..................... $   58.6     $   89.4    $  272.6
                                           --------     --------    --------


TOTAL ASSETS ............................. $   58.6     $   89.4    $  272.6
                                           ========     ========    ========



LIABILITIES

Asset-Backed Certificates
  (Notes 2 and 3) ........................ $   58.6     $   89.4    $  272.6
                                           --------     --------    --------

TOTAL LIABILITIES ........................ $   58.6     $   89.4    $  272.6
                                           ========     ========    ========





Reference should be made to the Notes to Financial Statements.





































                                                             Exhibit 20.3
                                                             Page 2 of 3

                       GMAC 1992-A GRANTOR TRUST

                  STATEMENT OF DISTRIBUTABLE INCOME


                                                      Three Months Ended
                                                          March 31,
                                                    ---------------------
                                                      1995          1994
                                                      ----          ----
                                                   (in millions of dollars)
Distributable Income

  Allocable to Principal .........................  $   30.8     $   98.1

  Allocable to Interest  .........................       1.0          4.2
                                                    --------     --------
Distributable Income .............................  $   31.8     $  102.3
                                                    ========     ========


Income Distributed ...............................  $   31.8     $  102.3
                                                    ========     ========




Reference should be made to the Notes to Financial Statements.












































                                                              Exhibit 20.3
                                                              Page 3 of 3


                       GMAC 1992-A GRANTOR TRUST

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


NOTE 2.  SALE OF CERTIFICATES

On January 30, 1992, GMAC 1992-A Grantor Trust acquired retail finance receivables aggregating approximately $2,001.4 million from the Seller in exchange for certificates representing undivided ownership interests in the Trust of 92.5% for the Class A certificates and 7.5% for the Class B certificates. The Trust property includes a pool of retail instalment sale contracts for new automobiles and light trucks, certain monies due thereunder and security interests in the vehicles financed thereby. The Seller has the option to repurchase the remaining receivables as of the last day of any month on or after which the principal balance declines below 10% of the aggregate amount financed.


NOTE 3.  PRINCIPAL AND INTEREST PAYMENTS

Principal (including prepayments) and interest are passed through and distributed pro rata to Class A and Class B certificateholders on each distribution date commencing February 18, 1992. Principal consists of payments on the receivables that are allocable to repayment of the amount sold as determined on a constant interest rate basis (the "actuarial method"). Interest is passed through and distributed to Class A certificateholders at one-twelfth of the pass through rate of 5.05% per annum. Interest consists of payments on the receivables that are allocable to finance charges, using the actuarial method, net of fees and expenses. The rights of the Class B certificateholders to receive monthly distributions with respect to the receivables are subordinated to the rights of the Class A certificateholders. The distribution date is the 15th day of each month (or, if such 15th day is not a business day, the next following business day).


NOTE 4.  FEDERAL INCOME TAX

The Trust is classified as a grantor trust, and therefore is not taxable as a corporation for federal income tax purposes. Each certificateholder will be treated as the owner of a pro rata undivided interest in each of the receivables in the Trust.


















                                                              Exhibit 20.4
                                                              Page 1 of 3



                      GMAC 1992-C GRANTOR TRUST

                 STATEMENT OF ASSETS AND LIABILITIES



                                           March 31,    Dec. 31,    March 31,
                                             1995         1994        1994
                                           --------     --------    --------
                                               (in millions of dollars)
ASSETS

Receivables (Note 2) ..................... $   54.2     $   80.0    $  235.2
                                           --------     --------    --------


TOTAL ASSETS ............................. $   54.2     $   80.0    $  235.2
                                           ========     ========    ========



LIABILITIES

Asset-Backed Certificates
  (Notes 2 and 3) ........................ $   54.2     $   80.0    $  235.2
                                           --------     --------    --------

TOTAL LIABILITIES ........................ $   54.2     $   80.0    $  235.2
                                           ========     ========    ========



Reference should be made to the Notes to Financial Statements.







































                                                             Exhibit 20.4
                                                             Page 2 of 3

                       GMAC 1992-C GRANTOR TRUST

                  STATEMENT OF DISTRIBUTABLE INCOME



                                                     Three Months Ended
                                                          March 31,
                                                    ---------------------
                                                      1995          1994
                                                      ----          ----
                                                   (in millions of dollars)
Distributable Income

  Allocable to Principal .........................  $   25.8     $   76.1

  Allocable to Interest  .........................       1.0          4.2
                                                    --------     --------
Distributable Income .............................  $   26.8     $   80.3
                                                    ========     ========


Income Distributed ...............................  $   26.8     $   80.3
                                                    ========     ========



Reference should be made to the Notes to Financial Statements.













































                                                             Exhibit 20.4
                                                             Page 3 of 3

                      GMAC 1992-C GRANTOR TRUST

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


NOTE 2.  SALE OF CERTIFICATES

On March 26, 1992, GMAC 1992-C Grantor Trust acquired retail finance receivables aggregating approximately $1,100.3 million from the Seller in exchange for certificates representing undivided ownership interests in the Trust of 92% for the Class A certificates and 8% for the Class B certificates. The Trust property includes a pool of retail instalment sale contracts for new automobiles and light trucks, certain monies due thereunder and security interests in the vehicles financed thereby. The Seller has the option to repurchase the remaining receivables as of the last day of any month on or after which the principal balance declines below 10% of the aggregate amount financed.


NOTE 3.  PRINCIPAL AND INTEREST PAYMENTS

Principal (including prepayments) and interest are passed through and distributed pro rata to Class A and Class B certificateholders on each distribution date commencing April 15, 1992. Principal consists of payments on the receivables that are allocable to repayment of the amount sold as determined on a constant interest rate basis (the "actuarial method"). Interest is passed through and distributed to Class A certificateholders at one-twelfth of the pass through rate of 5.95% per annum. Interest consists of payments on the receivables that are allocable to finance charges, using the actuarial method, net of fees and expenses. The rights of the Class B certificateholders to receive monthly distributions with respect to the receivables are subordinated to the rights of the Class A certificateholders. The distribution date is the 15th day of each month (or, if such 15th day is not a business day, the next following business day).


NOTE 4.  FEDERAL INCOME TAX

The Trust is classified as a grantor trust, and therefore is not taxable as a corporation for federal income tax purposes. Each certificateholder will be treated as the owner of a pro rata undivided interest in each of the receivables in the Trust.




















                                                              Exhibit 20.5
                                                              Page 1 of 3


                      GMAC 1992-D GRANTOR TRUST

                 STATEMENT OF ASSETS AND LIABILITIES




                                           March 31,    Dec. 31,    March 31,
                                             1995         1994        1994
                                           --------     --------    --------
                                                 (in millions of dollars)
ASSETS

Receivables (Note 2) ..................... $  227.6     $  300.7    $  588.7
                                           --------     --------    --------


TOTAL ASSETS ............................. $  227.6     $  300.7    $  588.7
                                           ========     ========    ========



LIABILITIES

Asset-Backed Certificates
  (Notes 2 and 3) ........................ $  227.6     $  300.7    $  588.7
                                           --------     --------    --------

TOTAL LIABILITIES ........................ $  227.6     $  300.7    $  588.7
                                           ========     ========    ========



Reference should be made to the Notes to Financial Statements.






































                                                             Exhibit 20.5
                                                             Page 2 of 3


                       GMAC 1992-D GRANTOR TRUST

                  STATEMENT OF DISTRIBUTABLE INCOME



                                                     Three Months Ended
                                                          March 31,
                                                    ---------------------
                                                      1995          1994
                                                      ----          ----
                                                   (in millions of dollars)
Distributable Income

  Allocable to Principal .........................  $   73.1     $  113.3

  Allocable to Interest  .........................       3.8          9.2
                                                    --------     --------
Distributable Income .............................  $   76.9     $  122.5
                                                    ========     ========


Income Distributed ...............................  $   76.9     $  122.5
                                                    ========     ========



Reference should be made to the Notes to Financial Statements.












































                                                             Exhibit 20.5
                                                             Page 3 of 3

                       GMAC 1992-D GRANTOR TRUST

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


NOTE 2.  SALE OF CERTIFICATES

On June 4, 1992, GMAC 1992-D Grantor Trust acquired retail finance receivables aggregating approximately $1,647.6 million from the Seller in exchange for certificates representing undivided ownership interests in the Trust of 91% for the Class A certificates and 9% for the Class B certificates. The Trust property includes a pool of retail instalment sale contracts for new and used automobiles and light trucks, certain monies due thereunder and security interests in the vehicles financed thereby. The Seller has the option to repurchase the remaining receivables as of the last day of any month on or after which the principal balance declines below 10% of the aggregate amount financed.


NOTE 3.  PRINCIPAL AND INTEREST PAYMENTS

Principal (including prepayments) and interest are passed through and distributed pro rata to Class A and Class B certificateholders on each distribution date commencing June 15, 1992. Principal consists of payments on the receivables that are allocable to repayment of the amount sold as determined on a constant interest rate basis (the "actuarial method"). Interest is passed through and distributed to Class A certificateholders at one-twelfth of the pass through rate of 5.55% per annum. Interest consists of payments on the receivables that are allocable to finance charges, using the actuarial method, net of fees and expenses. The rights of the Class B certificateholders to receive monthly distributions with respect to the receivables are subordinated to the rights of the Class A certificateholders. The distribution date is the 15th day of each month (or, if such 15th day is not a business day, the next following business day).


NOTE 4.  FEDERAL INCOME TAX

The Trust is classified as a grantor trust, and therefore is not taxable as a corporation for federal income tax purposes. Each certificateholder will be treated as the owner of a pro rata undivided interest in each of the receivables in the Trust.




















                                                              Exhibit 20.6
                                                              Page 1 of 3



                      GMAC 1992-E GRANTOR TRUST

                 STATEMENT OF ASSETS AND LIABILITIES




                                           March 31,    Dec. 31,    March 31,
                                             1995         1994        1994
                                           --------     --------    --------
                                               (in millions of dollars)
ASSETS

Receivables (Note 2) ..................... $  401.7     $  478.4    $  774.8
                                           --------     --------    --------


TOTAL ASSETS ............................. $  401.7     $  478.4    $  774.8
                                           ========     ========    ========



LIABILITIES

Asset-Backed Certificates
  (Notes 2 and 3) ........................ $  401.7     $  478.4    $  774.8
                                           --------     --------    --------

TOTAL LIABILITIES ........................ $  401.7     $  478.4    $  774.8
                                           ========     ========    ========



Reference should be made to the Notes to Financial Statements.





































                                                             Exhibit 20.6
                                                             Page 2 of 3


                       GMAC 1992-E GRANTOR TRUST

                  STATEMENT OF DISTRIBUTABLE INCOME




                                                      Three Months Ended
                                                          March 31,
                                                    ---------------------
                                                      1995          1994
                                                      ----          ----
                                                   (in millions of dollars)
Distributable Income

  Allocable to Principal .........................  $   76.7     $  110.6

  Allocable to Interest  .........................       5.4         10.1
                                                    --------     --------
Distributable Income .............................  $   82.1     $  120.7
                                                    ========     ========


Income Distributed ...............................  $   82.1     $  120.7
                                                    ========     ========



Reference should be made to the Notes to Financial Statements.











































                                                             Exhibit 20.6
                                                             Page 3 of 3

                       GMAC 1992-E GRANTOR TRUST

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


NOTE 2.  SALE OF CERTIFICATES

On August 20, 1992, GMAC 1992-E Grantor Trust acquired retail finance receivables aggregating approximately $1,578.0 million from the Seller in exchange for certificates representing undivided ownership interests in the Trust of 91% for the Class A certificates and 9% for the Class B certificates. The Trust property includes a pool of retail instalment sale contracts for new and used automobiles and light trucks, certain monies due thereunder and security interests in the vehicles financed thereby. The Seller has the option to repurchase the remaining receivables as of the last day of any month on or after which the principal balance declines below 10% of the aggregate amount financed.


NOTE 3.  PRINCIPAL AND INTEREST PAYMENTS

Principal (including prepayments) and interest are passed through and distributed pro rata to Class A and Class B certificateholders on each distribution date commencing September 15, 1992. Principal consists of payments on the receivables that are allocable to repayment of the amount sold as determined on a constant interest rate basis (the "actuarial method"). Interest is passed through and distributed to Class A certificateholders at one-twelfth of the pass through rate of 4.75% per annum. Interest consists of payments on the receivables that are allocable to finance charges, using the actuarial method, net of fees and expenses. The rights of the Class B certificateholders to receive monthly distributions with respect to the receivables are subordinated to the rights of the Class A certificateholders. The distribution date is the 15th day of each month (or, if such 15th day is not a business day, the next following business day).


NOTE 4.  FEDERAL INCOME TAX

The Trust is classified as a grantor trust, and therefore is not taxable as a corporation for federal income tax purposes. Each certificateholder will be treated as the owner of a pro rata undivided interest in each of the receivables in the Trust.




















                                                              Exhibit 20.7
                                                              Page 1 of 3



                      GMAC 1992-F GRANTOR TRUST

                 STATEMENT OF ASSETS AND LIABILITIES



                                           March 31,    Dec. 31,    March 31,
                                             1995         1994        1994
                                           --------     --------    --------
                                               (in millions of dollars)
ASSETS

Receivables (Note 2) ..................... $  355.3     $  442.6    $  779.2
                                           --------     --------    --------


TOTAL ASSETS ............................. $  355.3     $  442.6    $  779.2
                                           ========     ========    ========



LIABILITIES

Asset-Backed Certificates
  (Notes 2 and 3) ........................ $  355.3     $  442.6    $  779.2
                                           --------     --------    --------

TOTAL LIABILITIES ........................ $  355.3     $  442.6    $  779.2
                                           ========     ========    ========



Reference should be made to the Notes to Financial Statements.






































                                                             Exhibit 20.7
                                                             Page 2 of 3

                       GMAC 1992-F GRANTOR TRUST

                  STATEMENT OF DISTRIBUTABLE INCOME




                                                      Three Months Ended
                                                          March 31,
                                                    ---------------------
                                                      1995          1994
                                                      ----          ----
                                                   (in millions of dollars)
Distributable Income

  Allocable to Principal .........................  $   87.3     $  129.5

  Allocable to Interest  .........................       4.6          9.7
                                                    --------     --------
Distributable Income .............................  $   91.9     $  139.2
                                                    ========     ========


Income Distributed ...............................  $   91.9     $  139.2
                                                    ========     ========



Reference should be made to the Notes to Financial Statements.












































                                                             Exhibit 20.7
                                                             Page 3 of 3

                       GMAC 1992-F GRANTOR TRUST

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


NOTE 2.  SALE OF CERTIFICATES

On September 29, 1992, GMAC 1992-F Grantor Trust acquired retail finance receivables aggregating approximately $1,644.6 million from the Seller in exchange for certificates representing undivided ownership interests in the Trust of 91% for the Class A certificates and 9% for the Class B certificates. The Trust property includes a pool of retail instalment sale contracts for new and used automobiles and light trucks, certain monies due thereunder and security interests in the vehicles financed thereby. The Seller has the option to repurchase the remaining receivables as of the last day of any month on or after which the principal balance declines below 10% of the aggregate amount financed.


NOTE 3.  PRINCIPAL AND INTEREST PAYMENTS

Principal (including prepayments) and interest are passed through and distributed pro rata to Class A and Class B certificateholders on each distribution date commencing October 15, 1992. Principal consists of payments on the receivables that are allocable to repayment of the amount sold as determined on a constant interest rate basis (the "actuarial method"). Interest is passed through and distributed to Class A certificateholders at one-twelfth of the pass through rate of 4.50% per annum. Interest consists of payments on the receivables that are allocable to finance charges, using the actuarial method, net of fees and expenses. The rights of the Class B certificateholders to receive monthly distributions with respect to the receivables are subordinated to the rights of the Class A certificateholders. The distribution date is the 15th day of each month (or, if such 15th day is not a business day, the next following business day).


NOTE 4.  FEDERAL INCOME TAX

The Trust is classified as a grantor trust, and therefore is not taxable as a corporation for federal income tax purposes. Each certificateholder will be treated as the owner of a pro rata undivided interest in each of the receivables in the Trust.




















                                                              Exhibit 20.8
                                                              Page 1 of 3


                      GMAC 1993-A GRANTOR TRUST

                  STATEMENT OF ASSETS AND LIABILITIES




                                           March 31,     Dec. 31,   March 31,
                                             1995         1994        1994
                                           --------     --------    --------
                                                (in millions of dollars)
ASSETS

Receivables (Note 2) ..................... $  306.4     $  379.4    $  701.6
                                           --------     --------    --------


TOTAL ASSETS ............................. $  306.4     $  379.4    $  701.6
                                           ========     ========    ========



LIABILITIES

Asset-Backed Certificates
  (Notes 2 and 3) ........................ $  306.4     $  379.4    $  701.6
                                           --------     --------    --------

TOTAL LIABILITIES ........................ $  306.4     $  379.4    $  701.6
                                           ========     ========    ========



Reference should be made to the Notes to Financial Statements.






































                                                             Exhibit 20.8
                                                             Page 2 of 3


                       GMAC 1993-A GRANTOR TRUST

                   STATEMENT OF DISTRIBUTABLE INCOME





                                                      Three Months Ended
                                                          March 31,
                                                    ---------------------
                                                      1995          1994
                                                      ----          ----
                                                   (in millions of dollars)
Distributable Income

  Allocable to Principal .........................  $   73.0     $  144.3

  Allocable to Interest  .........................       3.6          8.3
                                                    --------     --------
Distributable Income .............................  $   76.6     $  152.6
                                                    ========     ========


Income Distributed ...............................  $   76.6     $  152.6
                                                    ========     ========



Reference should be made to the Notes to Financial Statements.










































                                                             Exhibit 20.8
                                                             Page 3 of 3


                       GMAC 1993-A GRANTOR TRUST

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


NOTE 2.  SALE OF CERTIFICATES

On March 24, 1993, GMAC 1993-A Grantor Trust acquired retail finance receivables aggregating approximately $1,403.0 million from the Seller in exchange for certificates representing undivided ownership interests in the Trust of 92.5% for the Class A certificates and 7.5% for the Class B certificates. The Trust property includes a pool of retail instalment sale contracts for new and used automobiles and light trucks, certain monies due thereunder and security interests in the vehicles financed thereby. The Seller has the option to repurchase the remaining receivables as of the last day of any month on or after which the principal balance declines below 10% of the aggregate amount financed.


NOTE 3.  PRINCIPAL AND INTEREST PAYMENTS

Principal (including prepayments) and interest are passed through and distributed pro rata to Class A and Class B certificateholders on each distribution date commencing April 15, 1993. Principal consists of payments on the receivables that are allocable to repayment of the amount sold as determined on a constant interest rate basis (the "actuarial method"). Interest is passed through and distributed to Class A certificateholders at one-twelfth of the pass through rate of 4.15% per annum. Interest consists of payments on the receivables that are allocable to finance charges, using the actuarial method, net of fees and expenses. The rights of the Class B certificateholders to receive monthly distributions with respect to the receivables are subordinated to the rights of the Class A certificateholders. The distribution date is the 15th day of each month (or, if such 15th day is not a business day, the next following business day).


NOTE 4.  FEDERAL INCOME TAX

The Trust is classified as a grantor trust, and therefore is not taxable as a corporation for federal income tax purposes. Each certificateholder will be treated as the owner of a pro rata undivided interest in each of the receivables in the Trust.



















                                                              Exhibit 20.9
                                                              Page 1 of 3



                      GMAC 1993-B GRANTOR TRUST

                 STATEMENT OF ASSETS AND LIABILITIES




                                           March 31,     Dec. 31,   March 31,
                                             1995         1994        1994
                                           --------     --------    --------
                                                (in millions of dollars)
ASSETS

Receivables (Note 2) ..................... $  574.2     $  679.2    $1,095.2
                                           --------     --------    --------


TOTAL ASSETS ............................. $  574.2     $  679.2    $1,095.2
                                           ========     ========    ========



LIABILITIES

Asset-Backed Certificates
  (Notes 2 and 3) ........................ $  574.2     $  679.2    $1,095.2
                                           --------     --------    --------

TOTAL LIABILITIES ........................ $  574.2     $  679.2    $1,095.2
                                           ========     ========    ========



Reference should be made to the Notes to Financial Statements.





































                                                             Exhibit 20.9
                                                             Page 2 of 3

                      GMAC 1993-B GRANTOR TRUST

                  STATEMENT OF DISTRIBUTABLE INCOME


                                                      Three Months Ended
                                                          March 31,
                                                    ---------------------
                                                      1995          1994
                                                      ----          ----
                                                   (in millions of dollars)
Distributable Income

  Allocable to Principal .........................  $  105.0     $  173.8

  Allocable to Interest  .........................       6.4         12.1
                                                    --------     --------
Distributable Income .............................  $  111.4     $  185.9
                                                    ========     ========


Income Distributed ...............................  $  111.4     $  185.9
                                                    ========     ========




Reference should be made to the Notes to Financial Statements.













































                                                             Exhibit 20.9
                                                             Page 3 of 3


                      GMAC 1993-B GRANTOR TRUST

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


NOTE 2.  SALE OF CERTIFICATES

On September 16, 1993, GMAC 1993-B Grantor Trust acquired retail finance receivables aggregating approximately $1,450.6 million from the Seller in exchange for certificates representing undivided ownership interests in the Trust of 92.5% for the Class A certificates and 7.5% for the Class certificates. The Trust property includes a pool of retail instalment sale contracts for new and used automobiles and light trucks, certain monies due thereunder and security interests in the vehicles financed thereby. The Seller has the option to repurchase the remaining receivables as of the last day of any month on or after which the principal balance declines below 10% of the aggregate amount financed.


NOTE 3.  PRINCIPAL AND INTEREST PAYMENTS

Principal (including prepayments) and interest are passed through and distributed pro rata to Class A and Class B certificateholders on each distribution date commencing October 15, 1993. Principal consists of payments on the receivables that are allocable to repayment of the amount sold as determined on a constant interest rate basis (the "actuarial method"). Interest is passed through and distributed to Class A certificateholders at one-twelfth of the pass through rate of 4.00% per annum. Interest consists of payments on the receivables that are allocable to finance charges, using the actuarial method, net of fees and expenses. The rights of the Class B certificateholders to receive monthly distributions with respect to the receivables are subordinated to the rights of the Class A certificateholders. The distribution date is the 15th day of each month (or, if such 15th day is not a business day, the next following business day).


NOTE 4.  FEDERAL INCOME TAX

The Trust is classified as a grantor trust, and therefore is not taxable as a corporation for federal income tax purposes. Each certificateholder will be treated as the owner of a pro rata undivided interest in each of the receivables in the Trust.



















                                                                Exhibit 20.10
                                                                Page 1 of 3



                      GMAC 1994-A GRANTOR TRUST

                 STATEMENT OF ASSETS AND LIABILITIES




                                             March 31,    Dec. 31,
                                               1995         1994
                                             --------     --------
                                           (in millions of dollars)
ASSETS

Receivables (Note 2) .....................   $  795.9     $  901.8
                                             --------     --------


TOTAL ASSETS .............................   $  795.9     $  901.8
                                             ========     ========



LIABILITIES

Asset-Backed Certificates
  (Notes 2 and 3) ........................   $  795.9     $  901.8
                                             --------     --------

TOTAL LIABILITIES ........................   $  795.9     $  901.8
                                             ========     ========


Reference should be made to the Notes to Financial Statements.






































                                                            Exhibit 20.10
                                                            Page 2 of 3


                       GMAC 1994-A GRANTOR TRUST

                  STATEMENT OF DISTRIBUTABLE INCOME



                                                     Three Months Ended
                                                        March 31, 1995
                                                     -------------------
                                                   (in millions of dollars)
Distributable Income

  Allocable to Principal .............................     $  105.9

  Allocable to Interest  .............................         13.6
                                                           --------
Distributable Income .................................     $  119.5
                                                           ========


Income Distributed ...................................     $  119.5
                                                           ========


Reference should be made to the Notes to Financial Statements.















































                                                            Exhibit 20.10
                                                            Page 3 of 3




                        GMAC 1994-A GRANTOR TRUST

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


NOTE 2.  SALE OF CERTIFICATES

On June 28, 1994, GMAC 1994-A Grantor Trust acquired retail finance receivables aggregating approximately $1,151.9 million from the Seller in exchange for certificates representing undivided ownership interests in the Trust of 93.5% for the Class A certificates and 6.5% for the Class B certificates. The Trust property includes a pool of retail instalment sale contracts for new and used automobiles and light trucks, certain monies due thereunder and security interests in the vehicles financed thereby. The Seller has the option to repurchase the remaining receivables as of the last day of any month on or after which the principal balance declines below 10% of the aggregate amount financed.


NOTE 3.  PRINCIPAL AND INTEREST PAYMENTS

Principal (including prepayments) and interest are passed through and distributed pro rata to Class A and Class B certificateholders on each distribution date commencing July 15, 1994. Principal consists of payments on the receivables that are allocable to repayment of the amount sold as determined on a constant interest rate basis (the "actuarial method"). Interest is passed through and distributed to Class A certificateholders at one-twelfth of the pass through rate of 6.30% per annum. Interest consists of payments on the receivables that are allocable to finance charges, using the actuarial method, net of fees and expenses. The rights of the Class B certificateholders to receive monthly distributions with respect to the receivables are subordinated to the rights of the Class A certificateholders. The distribution date is the 15th day of each month (or, if such 15th day is not a business day, the next following business day).


NOTE 4.  FEDERAL INCOME TAX

The Trust is classified as a grantor trust, and therefore is not taxable as a corporation for federal income tax purposes. Each certificateholder will be treated as the owner of a pro rata undivided interest in each of the receivables in the Trust.

















                                                              Exhibit 20.11
                                                              Page 1 of 3



                      GMAC 1995-A GRANTOR TRUST

                 STATEMENT OF ASSETS AND LIABILITIES




                                              March 31, 1995
                                              --------------
                                        (in millions of dollars)
ASSETS

Receivables (Note 2) .....................      $1,104.6
                                                --------


TOTAL ASSETS .............................      $1,104.6
                                                ========


LIABILITIES

Asset-Backed Certificates
  (Notes 2 and 3) ........................      $1,104.6
                                                --------

TOTAL LIABILITIES ........................      $1,104.6
                                                ========



Reference should be made to the Notes to Financial Statements.







































                                                            Exhibit 20.11
                                                            Page 2 of 3


                       GMAC 1995-A GRANTOR TRUST

                  STATEMENT OF DISTRIBUTABLE INCOME



                                                     Three Months Ended
                                                        March 31, 1995
                                                     -------------------
                                                   (in millions of dollars)
Distributable Income

  Allocable to Principal .............................     $    0.0

  Allocable to Interest  .............................          0.0
                                                           --------
Distributable Income .................................     $    0.0
                                                           ========


Income Distributed ...................................     $    0.0
                                                           ========


Reference should be made to the Notes to Financial Statements.















































                                                            Exhibit 20.11
                                                            Page 3 of 3




                       GMAC 1995-A GRANTOR TRUST

                     NOTES TO FINANCIAL STATEMENTS

NOTE 1.  BASIS OF ACCOUNTING

The financial statements of the GMAC 1995-A Grantor Trust (the "Trust") are prepared on the basis of cash receipts and cash disbursements. Such financial statements differ from financial statements prepared in accordance with generally accepted accounting principles in that interest income and the related assets are recognized when received rather than when earned and distributions to certificateholders are recognized when paid rather than when the obligation is incurred. Certain expenses of the Trust are paid by GMAC Auto Receivables Corporation (the "Seller").


NOTE 2.  SALE OF CERTIFICATES

On March 16, 1995, GMAC 1995-A Grantor Trust acquired retail finance receivables aggregating approximately $1,104.6 million from the Seller in exchange for certificates representing undivided ownership interests in the Trust of 93.5% for the Class A certificates and 6.5% for the Class B certificates. The Trust property includes a pool of retail instalment sale contracts for new and used automobiles and light trucks, certain monies due thereunder and security interests in the vehicles financed thereby. The Seller has the option to repurchase the remaining receivables as of the last day of any month on or after which the principal balance declines below 10% of the aggregate amount financed.


NOTE 3.  PRINCIPAL AND INTEREST PAYMENTS

Principal (including prepayments) and interest are passed through and distributed pro rata to Class A and Class B certificateholders on each distribution date commencing April 17, 1995. Principal consists of payments on the receivables that are allocable to repayment of the amount sold as determined on a constant interest rate basis (the "actuarial method"). Interest is passed through and distributed to Class A certificateholders at one-twelfth of the pass through rate of 7.15% per annum. Interest consists of payments on the receivables that are allocable to finance charges, using the actuarial method, net of fees and expenses. The rights of the Class B certificateholders to receive monthly distributions with respect to the receivables are subordinated to the rights of the Class A certificateholders. The distribution date is the 15th day of each month (or, if such 15th day is not a business day, the next following business day).


NOTE 4.  FEDERAL INCOME TAX

The Trust is classified as a grantor trust, and therefore is not taxable as a corporation for federal income tax purposes. Each certificateholder will be treated as the owner of a pro rata undivided interest in each of the receivables in the Trust.