Form 10-Q
period 1995-06-30
GMAC AUTO RECEIVABLES CORP; GMAC 1991-B GRANTOR TRUST; GMAC 1991-C GRANTOR TRUST; GMAC 1992-A GRANTOR TRUST; GMAC 1992-C GRANTOR TRUST; GMAC 1992-D GRANTOR TRUST; GMAC 1992-F GRANTOR TRUST; GMAC 1992-E GRANTOR TRUST
filed 1995-08-14
CIK 869739, 872552, 872553, 882234, 882239, 882240, 882243, 890539

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-Q

(Mark One)

 X ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995, OR

___  TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES   EXCHANGE
     ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO __________.


      GMAC 1991-B GRANTOR TRUST                          33-42657
      GMAC 1991-C GRANTOR TRUST                          33-44315
      GMAC 1992-A GRANTOR TRUST                          33-45204
      GMAC 1992-C GRANTOR TRUST                          33-46427
      GMAC 1992-D GRANTOR TRUST                          33-47999
      GMAC 1992-E GRANTOR TRUST                          33-48893
      GMAC 1992-F GRANTOR TRUST                          33-49037
      GMAC 1993-A GRANTOR TRUST                          33-49197
      GMAC 1993-B GRANTOR TRUST                          33-49197
      GMAC 1994-A GRANTOR TRUST                          33-49197
      GMAC 1995-A GRANTOR TRUST                          33-49197
    -----------------------------                     ---------------
    (Exact name of registrants as                     Commission file
     specified in its charter)                            number


A National Banking Association                           36-0899825
------------------------------                      -------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)

One First National Plaza,
Suite 0126, Chicago, Illinois                            60670-0126
----------------------------------------                 ----------
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

ITEM 1. FINANCIAL STATEMENTS

        1.  Statement of Assets and Liabilities, June 30, 1995,
            December 31, 1994 and June 30, 1994.
        2.  Statement of Distributable Income for the Six Months
            Ended June 30, 1995 and 1994.
        3.  Notes to Financial Statements.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (concluded)

The certificates for each of the following Trusts consist of two classes, entitled Asset-Backed Certificates, Class A and Asset-Backed Certificates, Class B. The Class A certificates represent in the aggregate an undivided ownership interest in the Trusts that ranges between approximately 91% and 93.5%. The Class B certificates represent in the aggregate an undivided ownership interest in the Trusts that ranges between approximately 6.5% and 9%. Only the Class A certificates have been remarketed to the public. The Class B certificates have not been offered to the public and are held by the Seller. The rights of the Class B certificateholder to receive monthly distributions with respect to the receivables are subordinated to the rights of the Class A certificateholders.


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




                          ____________________

                         PART II.  OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:


             20.1 GMAC 1991-B Grantor Trust Financial Statements for the Six Months Ended June 30, 1995 and 1994.

             20.2 GMAC 1991-C Grantor Trust Financial Statements for the Six Months Ended June 30, 1995 and 1994.

             20.3 GMAC 1992-A Grantor Trust Financial Statements for the Six Months Ended June 30, 1995 and 1994.

             20.4 GMAC 1992-C Grantor Trust Financial Statements for the Six Months Ended June 30, 1995 and 1994.

             20.5 GMAC 1992-D Grantor Trust Financial Statements for the Six Months Ended June 30, 1995 and 1994.

             20.6 GMAC 1992-E Grantor Trust Financial Statements for the Six Months Ended June 30, 1995 and 1994.

             20.7 GMAC 1992-F Grantor Trust Financial Statements for the Six Months Ended June 30, 1995 and 1994.

             20.8 GMAC 1993-A Grantor Trust Financial Statements for the Six Months Ended June 30, 1995 and 1994.

             20.9 GMAC 1993-B Grantor Trust Financial Statements for the Six Months Ended June 30, 1995 and 1994.

             20.10  GMAC 1994-A Grantor Trust Financial Statements for the
                   Six Months Ended June 30, 1995 and the period June 28,
                    1994 (inception) through June 30, 1994.

             20.11 GMAC 1995-A Grantor Trust Financial Statements for the period March 16, 1995 (inception) through June 30, 1995.





        (b)    Reports on Form 8-K:

          No current reports on Form 8-K have been filed by any of the aforementioned Grantor Trusts during the quarter ended June 30, 1995.



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

                                 ---------------------------------------
                                              (Trustee)


                                 s/ Steven M. Wagner
                                 ---------------------------------------
                                    (Steven M. Wagner, Vice President)

Date: August 14, 1995
      ---------------

                                                              Exhibit 20.1
                                                              Page 1 of 3


                      GMAC 1991-B GRANTOR TRUST

                 STATEMENT OF ASSETS AND LIABILITIES



                                           June 30,     Dec. 31,    June 30,
                                             1995         1994        1994
                                           --------     --------    --------
                                                (in millions of dollars)
ASSETS

Receivables (Note 2) ..................... $   64.4     $  124.0    $  203.3
                                           --------     --------    --------


TOTAL ASSETS ............................. $   64.4     $  124.0    $  203.3
                                           ========     ========    ========



LIABILITIES

Asset-Backed Certificates
  (Notes 2 and 3) ........................ $   64.4     $  124.0    $  203.3
                                           --------     --------    --------

TOTAL LIABILITIES ........................ $   64.4     $  124.0    $  203.3
                                           ========     ========    ========




Reference should be made to the Notes to Financial Statements.

                                                             Exhibit 20.1
                                                             Page 2 of 3


                       GMAC 1991-B GRANTOR TRUST

                  STATEMENT OF DISTRIBUTABLE INCOME





                                               Period Ended June 30
                                          Second Quarter       Six Months
                                          --------------     --------------
                                          1995      1994     1995      1994
                                          ----      ----    ----      ----
                                               (in millions of dollars)

Distributable Income

  Allocable to Principal ...........   $  27.5   $  50.1   $   59.6  $  103.1

  Allocable to Interest  ...........       1.4       3.9        3.3       8.8
                                       -------   -------    --------  -------
Distributable Income ...............   $  28.9   $  54.0   $   62.9  $  111.9
                                       =======   =======    ========  ========


Income Distributed .................   $  28.9   $  54.0   $   62.9  $  111.9
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


NOTE 2.  SALE OF CERTIFICATES

On September 17, 1991, GMAC 1991-B Grantor Trust acquired retail finance receivables aggregating approximately $1,007.4 million from the Seller in exchange for certificates representing undivided ownership interests in the Trust of 91% for the Class A certificates and 9% for the Class B certificates. The Trust property includes a pool of retail instalment sale contracts for new automobiles and light trucks, certain monies due thereunder and security interests in the vehicles financed thereby. The Seller has the option to repurchase the remaining receivables as of the last day of any month on or after which the principal balance declines below 10% of the aggregate amount financed. On June 15, 1995, GMAC exercised the option and repurchased the remaining receivables in GMAC 1991-B Grantor Trust as of July 17, 1995.


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

                                                              Exhibit 20.2
                                                              Page 1 of 3


                       GMAC 1991-C GRANTOR TRUST

                  STATEMENT OF ASSETS AND LIABILITIES



                                           June 30,     Dec. 31,    June 30,
                                             1995         1994        1994
                                           --------     --------    --------
                                               (in millions of dollars)
ASSETS

Receivables (Note 2) ..................... $  139.0     $  228.7    $  346.8
                                           --------     --------    --------


TOTAL ASSETS ............................. $  139.0     $  228.7    $  346.8
                                           ========     ========    ========



LIABILITIES

Asset-Backed Certificates
  (Notes 2 and 3) ........................ $  139.0     $  228.7    $  346.8
                                           --------     --------    --------

TOTAL LIABILITIES ........................ $  139.0     $  228.7    $  346.8
                                           ========     ========    ========




Reference should be made to the Notes to Financial Statements.

                                                             Exhibit 20.2
                                                             Page 2 of 3


                       GMAC 1991-C GRANTOR TRUST

                  STATEMENT OF DISTRIBUTABLE INCOME



                                               Period Ended June 30
                                          Second Quarter       Six Months
                                          --------------     --------------
                                          1995      1994     1995      1994
                                          ----      ----    ----      ----
                                               (in millions of dollars)

Distributable Income

  Allocable to Principal ...........   $  43.9   $  73.9   $   89.7  $  149.2

  Allocable to Interest  ...........       2.4       5.6        5.4      12.3
                                       -------   -------   --------  --------
Distributable Income ...............   $  46.3   $  79.5   $   95.1  $  161.5
                                       =======   =======   ========  ========


Income Distributed .................   $  46.3   $  79.5   $   95.1  $  161.5
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

                                                              Exhibit 20.3
                                                              Page 1 of 3



                      GMAC 1992-A GRANTOR TRUST

                 STATEMENT OF ASSETS AND LIABILITIES



                                           June 30,     Dec. 31,    June 30,
                                             1995         1994        1994
                                           --------     --------    --------
                                               (in millions of dollars)
ASSETS

Receivables (Note 2) ..................... $   34.8     $   89.4    $  191.3
                                           --------     --------    --------


TOTAL ASSETS ............................. $   34.8     $   89.4    $  191.3
                                           ========     ========    ========



LIABILITIES

Asset-Backed Certificates
  (Notes 2 and 3) ........................ $   34.8     $   89.4    $  191.3
                                           --------     --------    --------

TOTAL LIABILITIES ........................ $   34.8     $   89.4    $  191.3
                                           ========     ========    ========





Reference should be made to the Notes to Financial Statements.

                                                             Exhibit 20.3
                                                             Page 2 of 3

                       GMAC 1992-A GRANTOR TRUST

                  STATEMENT OF DISTRIBUTABLE INCOME


                                               Period Ended June 30
                                          Second Quarter       Six Months
                                          --------------     --------------
                                          1995      1994     1995      1994
                                          ----      ----     ----      ----
                                                  (in millions of dollars)

Distributable Income

  Allocable to Principal ...........   $  23.8   $  81.2   $   54.6  $  179.4

  Allocable to Interest  ...........       0.6       3.1        1.6       7.3
                                       -------   -------   --------  --------
Distributable Income ...............   $  24.4   $  84.3   $   56.2  $  186.7
                                       =======   =======   ========  ========


Income Distributed .................   $  24.4   $  84.3   $   56.2  $  186.7
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


NOTE 2.  SALE OF CERTIFICATES

On January 30, 1992, GMAC 1992-A Grantor Trust acquired retail finance receivables aggregating approximately $2,001.4 million from the Seller in exchange for certificates representing undivided ownership interests in the Trust of 92.5% for the Class A certificates and 7.5% for the Class B certificates. The Trust property includes a pool of retail instalment sale contracts for new automobiles and light trucks, certain monies due thereunder and security interests in the vehicles financed thereby. The Seller has the option to repurchase the remaining receivables as of the last day of any month on or after which the principal balance declines below 10% of the aggregate amount financed. On June 15, 1995, GMAC exercised the option and repurchased the remaining receivables in GMAC 1992-A Grantor Trust as of July 17, 1995.


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

                                                              Exhibit 20.4
                                                              Page 1 of 3



                      GMAC 1992-C GRANTOR TRUST

                 STATEMENT OF ASSETS AND LIABILITIES



                                           June 30,     Dec. 31,    June 30,
                                             1995         1994        1994
                                           --------     --------    --------
                                               (in millions of dollars)
ASSETS

Receivables (Note 2) ..................... $   35.0     $   80.0    $  167.2
                                           --------     --------    --------


TOTAL ASSETS ............................. $   35.0     $   80.0    $  167.2
                                           ========     ========    ========



LIABILITIES

Asset-Backed Certificates
  (Notes 2 and 3) ........................ $   35.0     $   80.0    $  167.2
                                           --------     --------    --------

TOTAL LIABILITIES ........................ $   35.0     $   80.0    $  167.2
                                           ========     ========    ========



Reference should be made to the Notes to Financial Statements.

                                                            Exhibit 20.4
                                                             Page 2 of 3

                       GMAC 1992-C GRANTOR TRUST

                  STATEMENT OF DISTRIBUTABLE INCOME



                                               Period Ended June 30
                                          Second Quarter       Six Months
                                          --------------     --------------
                                          1995      1994     1995      1994
                                          ----      ----     ----      ----
                                              (in millions of dollars)

Distributable Income

  Allocable to Principal ...........   $  19.2   $  68.1   $   45.0  $  144.1

  Allocable to Interest  ...........       0.7       3.1        1.7       7.3
                                       -------   -------   --------  --------
Distributable Income ...............   $  19.9   $  71.2   $   46.7  $  151.4
                                       =======   =======   ========  ========


Income Distributed .................   $  19.9   $  71.2   $   46.7  $  151.4
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


NOTE 2.  SALE OF CERTIFICATES

On March 26, 1992, GMAC 1992-C Grantor Trust acquired retail finance receivables aggregating approximately $1,100.3 million from the Seller in exchange for certificates representing undivided ownership interests in the Trust of 92% for the Class A certificates and 8% for the Class B certificates. The Trust property includes a pool of retail instalment sale contracts for new automobiles and light trucks, certain monies due thereunder and security interests in the vehicles financed thereby. The Seller has the option to repurchase the remaining receivables as of the last day of any month on or after which the principal balance declines below 10% of the aggregate amount financed. On June 15, 1995, GMAC exercised the option and repurchased the remaining receivables in GMAC 1992-C Grantor Trust as of July 17, 1995.


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

                                                              Exhibit 20.5
                                                              Page 1 of 3


                       GMAC 1992-D GRANTOR TRUST

                  STATEMENT OF ASSETS AND LIABILITIES




                                           June 30,     Dec. 31,    June 30,
                                             1995         1994        1994
                                           --------     --------    --------
                                                 (in millions of dollars)
ASSETS

Receivables (Note 2) ..................... $  161.2     $  300.7    $  480.2
                                           --------     --------    --------


TOTAL ASSETS ............................. $  161.2     $  300.7    $  480.2
                                           ========     ========    ========



LIABILITIES

Asset-Backed Certificates
  (Notes 2 and 3) ........................ $  161.2     $  300.7    $  480.2
                                           --------     --------    --------

TOTAL LIABILITIES ........................ $  161.2     $  300.7    $  480.2
                                           ========     ========    ========



Reference should be made to the Notes to Financial Statements.

                                                             Exhibit 20.5
                                                             Page 2 of 3


                       GMAC 1992-D GRANTOR TRUST

                  STATEMENT OF DISTRIBUTABLE INCOME



                                               Period Ended June 30
                                          Second Quarter       Six Months
                                          --------------     --------------
                                          1995      1994     1995      1994
                                          ----      ----    ----      ----
                                               (in millions of dollars)

Distributable Income

  Allocable to Principal ...........   $  66.4   $ 108.5   $  139.5  $  221.8

  Allocable to Interest  ...........       2.8       7.6        6.6      16.8
                                       -------   -------   --------  --------
Distributable Income ...............   $  69.2   $ 116.1   $  146.1  $  238.6
                                       =======   =======   ========  ========


Income Distributed .................   $  69.2   $ 116.1   $  146.1  $  238.6
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

                                                              Exhibit 20.6
                                                              Page 1 of 3



                      GMAC 1992-E GRANTOR TRUST

                 STATEMENT OF ASSETS AND LIABILITIES




                                           June 30,     Dec. 31,    June 30,
                                             1995         1994        1994
                                           --------     --------    --------
                                               (in millions of dollars)
ASSETS

Receivables (Note 2) ..................... $  327.5     $  478.4    $  663.9
                                           --------     --------    --------


TOTAL ASSETS ............................. $  327.5     $  478.4    $  663.9
                                           ========     ========    ========



LIABILITIES

Asset-Backed Certificates
  (Notes 2 and 3) ........................ $  327.5     $  478.4    $  663.9
                                           --------     --------    --------

TOTAL LIABILITIES ........................ $  327.5     $  478.4    $  663.9
                                           ========     ========    ========



Reference should be made to the Notes to Financial Statements.

                                                             Exhibit 20.6
                                                             Page 2 of 3


                       GMAC 1992-E GRANTOR TRUST

                  STATEMENT OF DISTRIBUTABLE INCOME








                                               Period Ended June 30
                                          Second Quarter       Six Months
                                          --------------     --------------
                                          1995      1994     1995      1994
                                          ----      ----     ----      ----
                                               (in millions of dollars)

Distributable Income

  Allocable to Principal ...........   $  74.2   $ 110.9   $  150.9  $  221.5

  Allocable to Interest  ...........       4.5       8.7        9.9      18.8
                                       -------   -------   --------  --------
Distributable Income ...............   $  78.7   $ 119.6   $  160.8  $  240.3
                                       =======   =======   ========  ========


Income Distributed .................   $  78.7   $ 119.6   $  160.8  $  240.3
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

                                                              Exhibit 20.7
                                                              Page 1 of 3



                       GMAC 1992-F GRANTOR TRUST

                  STATEMENT OF ASSETS AND LIABILITIES



                                           June 30,     Dec. 31,    June 30,
                                             1995         1994        1994
                                           --------     --------    --------
                                               (in millions of dollars)
ASSETS

Receivables (Note 2) ..................... $  275.7     $  442.6    $  654.4
                                           --------     --------    --------


TOTAL ASSETS ............................. $  275.7     $  442.6    $  654.4
                                           ========     ========    ========



LIABILITIES

Asset-Backed Certificates
  (Notes 2 and 3) ........................ $  275.7     $  442.6    $  654.4
                                           --------     --------    --------

TOTAL LIABILITIES ........................ $  275.7     $  442.6    $  654.4
                                           ========     ========    ========



Reference should be made to the Notes to Financial Statements.

                                                             Exhibit 20.7
                                                             Page 2 of 3

                       GMAC 1992-F GRANTOR TRUST

                  STATEMENT OF DISTRIBUTABLE INCOME



                                               Period Ended June 30
                                          Second Quarter       Six Months
                                          --------------     --------------
                                          1995      1994     1995      1994
                                          ----      ----     ----      ----
                                               (in millions of dollars)

Distributable Income

  Allocable to Principal ...........   $  79.6   $ 124.8   $  166.9  $  254.3

  Allocable to Interest  ...........       3.7       8.3        8.3      18.0
                                       -------   -------   --------  --------
Distributable Income ...............   $  83.3   $ 133.1   $  175.2  $  272.3
                                       =======   =======   ========  ========


Income Distributed .................   $  83.3   $ 133.1   $  175.2  $  272.3
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

                                                              Exhibit 20.8
                                                              Page 1 of 3


                       GMAC 1993-A GRANTOR TRUST

                   STATEMENT OF ASSETS AND LIABILITIES




                                           June 30,     Dec. 31,    June 30,
                                             1995         1994        1994
                                           --------     --------    --------
                                                (in millions of dollars)
ASSETS

Receivables (Note 2) ..................... $  241.0     $  379.4    $  574.6
                                           --------     --------    --------


TOTAL ASSETS ............................. $  241.0     $  379.4    $  574.6
                                           ========     ========    ========



LIABILITIES

Asset-Backed Certificates
  (Notes 2 and 3) ........................ $  241.0     $  379.4    $  574.6
                                           --------     --------    --------

TOTAL LIABILITIES ........................ $  241.0     $  379.4    $  574.6
                                           ========     ========    ========



Reference should be made to the Notes to Financial Statements.

                                                             Exhibit 20.8
                                                             Page 2 of 3


                       GMAC 1993-A GRANTOR TRUST

                   STATEMENT OF DISTRIBUTABLE INCOME





                                               Period Ended June 30
                                          Second Quarter       Six Months
                                          --------------     --------------
                                          1995      1994     1995      1994
                                          ----      ----     ----      ----
                                               (in millions of dollars)

Distributable Income

  Allocable to Principal ...........   $  65.4   $ 127.0   $  138.4  $  271.3

  Allocable to Interest  ...........       2.9       6.8        6.5      15.1
                                       -------   -------   --------  --------
Distributable Income ...............   $  68.3   $ 133.8   $  144.9  $  286.4
                                       =======   =======   ========  ========


Income Distributed .................   $  68.3   $ 133.8   $  144.9  $  286.4
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

                                                              Exhibit 20.9
                                                              Page 1 of 3



                       GMAC 1993-B GRANTOR TRUST

                  STATEMENT OF ASSETS AND LIABILITIES




                                           June 30,     Dec. 31,    June 30,
                                             1995         1994        1994
                                           --------     --------    --------
                                                (in millions of dollars)
ASSETS

Receivables (Note 2) ..................... $  476.4     $  679.2    $  937.0
                                           --------     --------    --------


TOTAL ASSETS ............................. $  476.4     $  679.2    $  937.0
                                           ========     ========    ========



LIABILITIES

Asset-Backed Certificates
  (Notes 2 and 3) ........................ $  476.4     $  679.2    $  937.0
                                           --------     --------    --------

TOTAL LIABILITIES ........................ $  476.4     $  679.2    $  937.0
                                           ========     ========    ========



Reference should be made to the Notes to Financial Statements.

                                                             Exhibit 20.9
                                                             Page 2 of 3

                      GMAC 1993-B GRANTOR TRUST

                  STATEMENT OF DISTRIBUTABLE INCOME


                                                 Period Ended June 30
                                          Second Quarter       Six Months
                                          --------------     --------------
                                          1995      1994     1995      1994
                                          ----      ----     ----      ----
                                               (in millions of dollars)

Distributable Income

  Allocable to Principal ...........   $  97.8   $ 158.1   $  202.8  $  332.0

  Allocable to Interest  ...........       5.4      10.4       11.8      22.5
                                       -------   -------   --------  --------
Distributable Income ...............   $ 103.2   $ 168.5   $  214.6  $  354.5
                                       =======   =======   ========  ========


Income Distributed .................   $ 103.2   $ 168.5   $  214.6  $  354.5
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

                                                                Exhibit 20.10
                                                                Page 1 of 3



                       GMAC 1994-A GRANTOR TRUST

                  STATEMENT OF ASSETS AND LIABILITIES




                                           June 30,     Dec. 31,    June 30,
                                             1995         1994        1994
                                           --------     --------    --------
                                                (in millions of dollars)
ASSETS

Receivables (Note 2) ..................... $  691.5     $  901.8    $1,151.9
                                           --------     --------    --------


TOTAL ASSETS ............................. $  691.5     $  901.8    $1,151.9
                                           ========     ========    ========



LIABILITIES

Asset-Backed Certificates
  (Notes 2 and 3) ........................ $  691.5     $  901.8    $1,151.9
                                           --------     --------    --------

TOTAL LIABILITIES ........................ $  691.5     $  901.8    $1,151.9
                                           ========     ========    ========



Reference should be made to the Notes to Financial Statements.

                                                            Exhibit 20.10
                                                            Page 2 of 3


                       GMAC 1994-A GRANTOR TRUST

                  STATEMENT OF DISTRIBUTABLE INCOME



                                                 Period Ended June 30
                                          Second Quarter       Six Months
                                          --------------     --------------
                                          1995      1994*    1995      1994*
                                          ----      ----     ----      ----
                                               (in millions of dollars)

Distributable Income

  Allocable to Principal ...........   $ 104.4   $   0.0   $  210.3  $    0.0

  Allocable to Interest  ...........      12.0       0.0       25.6       0.0
                                       -------   -------   --------  --------
Distributable Income ...............   $ 116.4   $   0.0   $  235.9  $    0.0
                                       =======   =======   ========  ========


Income Distributed .................   $ 116.4   $   0.0   $  235.9  $    0.0
                                       =======   =======   ========  ========



* Represents the period June 28, 1994 (inception) through June 30, 1994.



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

                                                              Exhibit 20.11
                                                              Page 1 of 3



                      GMAC 1995-A GRANTOR TRUST

                 STATEMENT OF ASSETS AND LIABILITIES




                                              June 30, 1995
                                              --------------
                                        (in millions of dollars)
ASSETS

Receivables (Note 2) .....................      $  985.8
                                                --------


TOTAL ASSETS .............................      $  985.8
                                                ========


LIABILITIES

Asset-Backed Certificates
  (Notes 2 and 3) ........................      $  985.8
                                                --------

TOTAL LIABILITIES ........................      $  985.8
                                                ========



Reference should be made to the Notes to Financial Statements.

                                                            Exhibit 20.11
                                                            Page 2 of 3


                       GMAC 1995-A GRANTOR TRUST

                  STATEMENT OF DISTRIBUTABLE INCOME



                                                       Six Months Ended
                                                         June 30, 1995*
                                                     -------------------
                                                   (in millions of dollars)
Distributable Income

  Allocable to Principal .............................     $  118.8

  Allocable to Interest  .............................         19.0
                                                           --------
Distributable Income .................................     $  137.8
                                                           ========


Income Distributed ...................................     $  137.8
                                                           ========


* Represents the period March 16, 1995 (inception) through June 30, 1995.



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