Form 10-Q
period 1995-09-30
GMAC AUTO RECEIVABLES CORP; GMAC 1991-B GRANTOR TRUST; GMAC 1991-C GRANTOR TRUST; GMAC 1992-A GRANTOR TRUST; GMAC 1992-C GRANTOR TRUST; GMAC 1992-D GRANTOR TRUST; GMAC 1992-F GRANTOR TRUST; GMAC 1992-E GRANTOR TRUST
filed 1995-11-13
CIK 869739, 872552, 872553, 882234, 882239, 882240, 882243, 890539

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-Q

(Mark One)

 X 	QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT
OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995, OR

___	TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES   EXCHANGE
ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO __________.


      GMAC 1991-B GRANTOR TRUST                          33-42657
      GMAC 1991-C GRANTOR TRUST                          33-44315
      GMAC 1992-A GRANTOR TRUST                          33-45204
      GMAC 1992-C GRANTOR TRUST                          33-46427
      GMAC 1992-D GRANTOR TRUST                          33-47999
      GMAC 1992-E GRANTOR TRUST                          33-48893
      GMAC 1992-F GRANTOR TRUST                          33-49037
      GMAC 1993-A GRANTOR TRUST                          33-49197
      GMAC 1993-B GRANTOR TRUST                          33-49197
      GMAC 1994-A GRANTOR TRUST                          33-49197
      GMAC 1995-A GRANTOR TRUST                          33-49197
    -----------------------------                     ---------------
    (Exact name of registrants as                     Commission file
     specified in its charter)                            number


A National Banking Association                           36-0899825
------------------------------                      -------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)

One First National Plaza,
Suite 0126, Chicago, Illinois                            60670-0126
----------------------------------------                 ----------
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

ITEM 1. FINANCIAL STATEMENTS

        1. Statement of Assets and Liabilities, Septemer 30, 1995, December 31, 1994 and September 30, 1994.
        2.  Statement of Distributable Income for the Nine Months
            Ended September 30, 1995 and 1994.
        3.  Notes to Financial Statements.

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




                           ____________________

                         PART II.  OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:


             20.1 GMAC 1991-B Grantor Trust Financial Statements for the Nine Months Ended September 30, 1995 and 1994.

             20.2 GMAC 1991-C Grantor Trust Financial Statements for the Nine Months Ended September 30, 1995 and 1994.

             20.3 GMAC 1992-A Grantor Trust Financial Statements for the Nine Months Ended September 30, 1995 and 1994.

             20.4 GMAC 1992-C Grantor Trust Financial Statements for the Nine Months Ended September 30, 1995 and 1994.

             20.5 GMAC 1992-D Grantor Trust Financial Statements for the Nine Months Ended September 30, 1995 and 1994.

             20.6 GMAC 1992-E Grantor Trust Financial Statements for the Nine Months Ended September 30, 1995 and 1994.

             20.7 GMAC 1992-F Grantor Trust Financial Statements for the Nine Months Ended September 30, 1995 and 1994.

             20.8 GMAC 1993-A Grantor Trust Financial Statements for the Nine Months Ended September 30, 1995 and 1994.

             20.9 GMAC 1993-B Grantor Trust Financial Statements for the Nine Months Ended September 30, 1995 and 1994.

            20.10 GMAC 1994-A Grantor Trust Financial Statements for the Nine Months Ended September 30, 1995 and the period June 28, 1994 (inception) through September 30, 1994.

            20.11 GMAC 1995-A Grantor Trust Financial Statements for the period March 16, 1995 (inception) through September 30, 1995.





        (b)  Reports on Form 8-K:

             No current reports on Form 8-K have been filed by any of the aforementioned Grantor Trusts during the quarter ended September 30, 1995.



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

Date: November 13, 1995
      -----------------

                                                              Exhibit 20.1
                                                              Page 1 of 3


                           GMAC 1991-B GRANTOR TRUST

                       STATEMENT OF ASSETS AND LIABILITIES



                                           Sept. 30,    Dec. 31,    Sept. 30,
                                             1995         1994        1994
                                           --------     --------    --------
                                                (in millions of dollars)
ASSETS

Receivables (Note 2) ..................... $    0.0     $  124.0    $  160.8
                                           --------     --------    --------


TOTAL ASSETS ............................. $    0.0     $  124.0    $  160.8
                                           ========     ========    ========



LIABILITIES

Asset-Backed Certificates
  (Notes 2 and 3) ........................ $    0.0     $  124.0    $  160.8
                                           --------     --------    --------

TOTAL LIABILITIES ........................ $    0.0     $  124.0    $  160.8
                                           ========     ========    ========




Reference should be made to the Notes to Financial Statements.

























                                                             Exhibit 20.1
                                                             Page 2 of 3


                              GMAC 1991-B GRANTOR TRUST

                           STATEMENT OF DISTRIBUTABLE INCOME





                                               Period Ended Sept. 30
                                          Third Quarter       Nine Months
                                          --------------     --------------
                                         1995      1994     1995      1994
                                         ----      ----     ----      ----
                                               (in millions of dollars)

Distributable Income

  Allocable to Principal ...........  $  64.4   $  42.5   $  124.0  $  145.6

  Allocable to Interest  ...........      0.7       3.2        4.0      12.0
                                      -------   -------   --------   -------
Distributable Income ...............  $  65.1   $  45.7   $  128.0  $  157.6
                                      =======   =======   ========  ========


Income Distributed .................  $  65.1   $  45.7   $  128.0  $  157.6
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



                                                              Exhibit 20.2
                                                              Page 1 of 3


                           GMAC 1991-C GRANTOR TRUST

                       STATEMENT OF ASSETS AND LIABILITIES



                                          Sept. 30,     Dec. 31,    Sept. 30,
                                             1995         1994        1994
                                          ---------     ---------   ---------
                                                (in millions of dollars)
ASSETS

Receivables (Note 2) ..................... $  100.4     $  228.7    $  282.9
                                           --------     --------    --------


TOTAL ASSETS ............................. $  100.4     $  228.7    $  282.9
                                           ========     ========    ========



LIABILITIES

Asset-Backed Certificates
  (Notes 2 and 3) ........................ $  100.4     $  228.7    $  282.9
                                           --------     --------    --------

TOTAL LIABILITIES ........................ $  100.4     $  228.7    $  282.9
                                           ========     ========    ========




Reference should be made to the Notes to Financial Statements.

























                                                             Exhibit 20.2
                                                             Page 2 of 3


                           GMAC 1991-C GRANTOR TRUST

                        STATEMENT OF DISTRIBUTABLE INCOME



                                               Period Ended Sept. 30
                                          Third Quarter       Nine Months
                                          --------------     --------------
                                         1995      1994     1995      1994
                                         ----      ----     ----      ----
                                               (in millions of dollars)

Distributable Income

  Allocable to Principal ...........  $  38.6   $  63.9   $  128.3  $  213.1

  Allocable to Interest  ...........      1.8       4.6        7.2      16.9
                                      -------   -------   --------  --------
Distributable Income ...............  $  40.4   $  68.5   $  135.5  $  230.0
                                      =======   =======   ========  ========


Income Distributed .................  $  40.4   $  68.5   $  135.5  $  230.0
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








                                                              Exhibit 20.3
                                                              Page 1 of 3



                             GMAC 1992-A GRANTOR TRUST

                         STATEMENT OF ASSETS AND LIABILITIES



                                          Sept. 30,     Dec. 31,    Sept. 30,
                                             1995         1994        1994
                                          ---------     --------    ---------
                                                (in millions of dollars)
ASSETS

Receivables (Note 2) ..................... $    0.0     $   89.4    $  131.3
                                           --------     --------    --------


TOTAL ASSETS ............................. $    0.0     $   89.4    $  131.3
                                           ========     ========    ========



LIABILITIES

Asset-Backed Certificates
  (Notes 2 and 3) ........................ $    0.0     $   89.4    $  131.3
                                           --------     --------    --------

TOTAL LIABILITIES ........................ $    0.0     $   89.4    $  131.3
                                           ========     ========    ========





Reference should be made to the Notes to Financial Statements.























                                                             Exhibit 20.3
                                                             Page 2 of 3

                         GMAC 1992-A GRANTOR TRUST

                      STATEMENT OF DISTRIBUTABLE INCOME


                                               Period Ended Sept. 30
                                          Third Quarter       Nine Months
                                          --------------     --------------
                                         1995      1994     1995      1994
                                         ----      ----     ----      ----
                                               (in millions of dollars)

Distributable Income

  Allocable to Principal ...........  $  34.8   $  60.0   $   89.4  $  239.4

  Allocable to Interest  ...........      0.3       2.2        1.9       9.5
                                      -------   -------   --------   -------
Distributable Income ...............  $  35.1   $  62.2   $   91.3  $  248.9
                                      =======   =======   ========  ========


Income Distributed .................  $  35.1   $  62.2   $   91.3  $  248.9
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



                                                              Exhibit 20.4
                                                              Page 1 of 3



                         GMAC 1992-C GRANTOR TRUST

                      STATEMENT OF ASSETS AND LIABILITIES



                                           Sept. 30,    Dec. 31,    Sept. 30,
                                             1995         1994        1994
                                           --------     --------    --------
                                                (in millions of dollars)
ASSETS

Receivables (Note 2) ..................... $    0.0     $   80.0    $  116.2
                                           --------     --------    --------


TOTAL ASSETS ............................. $    0.0     $   80.0    $  116.2
                                           ========     ========    ========



LIABILITIES

Asset-Backed Certificates
  (Notes 2 and 3) ........................ $    0.0     $   80.0    $  116.2
                                           --------     --------    --------

TOTAL LIABILITIES ........................ $    0.0     $   80.0    $  116.2
                                           ========     ========    ========



Reference should be made to the Notes to Financial Statements.


























                                                             Exhibit 20.4
                                                             Page 2 of 3

                        GMAC 1992-C GRANTOR TRUST

                     STATEMENT OF DISTRIBUTABLE INCOME



                                               Period Ended Sept. 30
                                          Third Quarter       Nine Months
                                          --------------     --------------
                                          1995      1994     1995      1994
                                          ----      ----     ----      ----
                                              (in millions of dollars)

Distributable Income

  Allocable to Principal ...........   $  35.0   $  51.0   $  80.0  $  195.1

  Allocable to Interest  ...........       0.3       2.2       2.0       9.5
                                       -------   -------   -------  --------
Distributable Income ...............   $  35.3   $  53.2   $  82.0  $  204.6
                                       =======   =======   =======  ========


Income Distributed .................   $  35.3   $  53.2   $  82.0  $  204.6
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






                                                              Exhibit 20.5
                                                              Page 1 of 3


                             GMAC 1992-D GRANTOR TRUST

                         STATEMENT OF ASSETS AND LIABILITIES




                                           Sept. 30,    Dec. 31,    Sept. 30,
                                             1995         1994        1994
                                           --------     --------    --------
                                               (in millions of dollars)
ASSETS

Receivables (Note 2) ..................... $  111.4     $  300.7    $  384.3
                                           --------     --------    --------


TOTAL ASSETS ............................. $  111.4     $  300.7    $  384.3
                                           ========     ========    ========



LIABILITIES

Asset-Backed Certificates
  (Notes 2 and 3) ........................ $  111.4     $  300.7    $  384.3
                                           --------     --------    --------

TOTAL LIABILITIES ........................ $  111.4     $  300.7    $  384.3
                                           ========     ========    ========



Reference should be made to the Notes to Financial Statements.

























                                                             Exhibit 20.5
                                                             Page 2 of 3


                             GMAC 1992-D GRANTOR TRUST

                          STATEMENT OF DISTRIBUTABLE INCOME



                                               Period Ended Sept. 30
                                          Third Quarter       Nine Months
                                          --------------     --------------
                                         1995      1994     1995      1994
                                         ----      ----     ----      ----
                                               (in millions of dollars)

Distributable Income

  Allocable to Principal ...........  $  49.8   $  95.9   $  189.3  $  317.7

  Allocable to Interest  ...........      2.0       6.2        8.6      23.0
                                      -------   -------   --------  --------
Distributable Income ...............  $  51.8   $ 102.1   $  197.9  $  340.7
                                      =======   =======   ========  ========


Income Distributed .................  $  51.8   $ 102.1   $  197.9  $  340.7
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







                                                              Exhibit 20.6
                                                              Page 1 of 3



                          GMAC 1992-E GRANTOR TRUST

                      STATEMENT OF ASSETS AND LIABILITIES




                                           Sept. 30,    Dec. 31,    Sept. 30,
                                             1995         1994        1994
                                           --------     --------    --------
                                                (in millions of dollars)
ASSETS

Receivables (Note 2) ..................... $  260.2     $  478.4    $  566.0
                                           --------     --------    --------


TOTAL ASSETS ............................. $  260.2     $  478.4    $  566.0
                                           ========     ========    ========



LIABILITIES

Asset-Backed Certificates
  (Notes 2 and 3) ........................ $  260.2     $  478.4    $  566.0
                                           --------     --------    --------

TOTAL LIABILITIES ........................ $  260.2     $  478.4    $  566.0
                                           ========     ========    ========



Reference should be made to the Notes to Financial Statements.
























                                                             Exhibit 20.6
                                                             Page 2 of 3


                          GMAC 1992-E GRANTOR TRUST

                      STATEMENT OF DISTRIBUTABLE INCOME








                                               Period Ended Sept. 30
                                          Third Quarter       Nine Months
                                          --------------     --------------
                                          1995      1994     1995      1994
                                          ----      ----     ----      ----
                                               (in millions of dollars)

Distributable Income

  Allocable to Principal ...........   $  67.3   $  97.9   $  218.2  $  319.4

  Allocable to Interest  ...........       3.6       7.5       13.5      26.3
                                       -------   -------   --------  --------
Distributable Income ...............   $  70.9   $ 105.4   $  231.7  $  345.7
                                       =======   =======   ========  ========


Income Distributed .................   $  70.9   $ 105.4   $  231.7  $  345.7
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







                                                              Exhibit 20.7
                                                              Page 1 of 3



                              GMAC 1992-F GRANTOR TRUST

                          STATEMENT OF ASSETS AND LIABILITIES



                                           Sept. 30,    Dec. 31,    Sept. 30,
                                             1995         1994        1994
                                           --------     --------    --------
                                                (in millions of dollars)
ASSETS

Receivables (Note 2) ..................... $  206.9     $  442.6    $  541.6
                                           --------     --------    --------


TOTAL ASSETS ............................. $  206.9     $  442.6    $  541.6
                                           ========     ========    ========



LIABILITIES

Asset-Backed Certificates
  (Notes 2 and 3) ........................ $  206.9     $  442.6    $  541.6
                                           --------     --------    --------

TOTAL LIABILITIES ........................ $  206.9     $  442.6    $  541.6
                                           ========     ========    ========



Reference should be made to the Notes to Financial Statements.

























                                                             Exhibit 20.7
                                                             Page 2 of 3

                              GMAC 1992-F GRANTOR TRUST

                          STATEMENT OF DISTRIBUTABLE INCOME



                                               Period Ended Sept. 30
                                          Third Quarter       Nine Months
                                          --------------     --------------
                                          1995      1994     1995      1994
                                          ----      ----     ----      ----
                                              (in millions of dollars)

Distributable Income

  Allocable to Principal ...........   $  68.8   $ 112.8   $  235.7  $  367.1

  Allocable to Interest  ...........       2.9       6.9       11.2      24.9
                                       -------   -------   --------  --------
Distributable Income ...............   $  71.7   $ 119.7   $  246.9  $  392.0
                                       =======   =======   ========  ========


Income Distributed .................   $  71.7   $ 119.7   $  246.9  $  392.0
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







                                                              Exhibit 20.8
                                                              Page 1 of 3


                           GMAC 1993-A GRANTOR TRUST

                       STATEMENT OF ASSETS AND LIABILITIES




                                          Sept. 30,     Dec. 31,    Sept. 30,
                                             1995         1994        1994
                                          ---------     --------    ---------
                                                (in millions of dollars)
ASSETS

Receivables (Note 2) ..................... $  185.5     $  379.4    $  468.2
                                           --------     --------    --------


TOTAL ASSETS ............................. $  185.5     $  379.4    $  468.2
                                           ========     ========    ========



LIABILITIES

Asset-Backed Certificates
  (Notes 2 and 3) ........................ $  185.5     $  379.4    $  468.2
                                           --------     --------    --------

TOTAL LIABILITIES ........................ $  185.5     $  379.4    $  468.2
                                           ========     ========    ========



Reference should be made to the Notes to Financial Statements.

























                                                             Exhibit 20.8
                                                             Page 2 of 3


                         GMAC 1993-A GRANTOR TRUST

                     STATEMENT OF DISTRIBUTABLE INCOME





                                               Period Ended Sept. 30
                                          Third Quarter       Nine Months
                                          --------------     --------------
                                          1995      1994     1995      1994
                                          ----      ----     ----      ----
                                                  (in millions of dollars)

Distributable Income

  Allocable to Principal ...........   $  55.5   $ 106.4   $  193.9  $  377.7

  Allocable to Interest  ...........       2.4       5.6        8.9      20.7
                                       -------   -------   --------  --------
Distributable Income ...............   $  57.9   $ 112.0   $  202.8  $  398.4
                                       =======   =======   ========  ========


Income Distributed .................   $  57.9   $ 112.0   $  202.8  $  398.4
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






                                                              Exhibit 20.9
                                                              Page 1 of 3



                              GMAC 1993-B GRANTOR TRUST

                          STATEMENT OF ASSETS AND LIABILITIES




                                           Sept. 30,    Dec. 31,    Sept. 30,
                                             1995         1994        1994
                                           --------     --------    --------
                                                (in millions of dollars)
ASSETS

Receivables (Note 2) ..................... $  389.3     $  679.2    $  799.2
                                           --------     --------    --------


TOTAL ASSETS ............................. $  389.3     $  679.2    $  799.2
                                           ========     ========    ========



LIABILITIES

Asset-Backed Certificates
  (Notes 2 and 3) ........................ $  389.3     $  679.2    $  799.2
                                           --------     --------    --------

TOTAL LIABILITIES ........................ $  389.3     $  679.2    $  799.2
                                           ========     ========    ========



Reference should be made to the Notes to Financial Statements.
























                                                             Exhibit 20.9
                                                             Page 2 of 3

                            GMAC 1993-B GRANTOR TRUST

                        STATEMENT OF DISTRIBUTABLE INCOME


                                                 Period Ended Sept. 30
                                          Third Quarter       Nine Months
                                          --------------     --------------
                                          1995      1994     1995      1994
                                          ----      ----     ----      ----
                                              (in millions of dollars)

Distributable Income

  Allocable to Principal ...........   $  87.1   $ 137.8   $  289.9  $  469.8

  Allocable to Interest  ...........       4.5       8.9       16.3      31.4
                                       -------   -------   --------  --------
Distributable Income ...............   $  91.6   $ 146.7   $  306.2  $  501.2
                                       =======   =======   ========  ========


Income Distributed .................   $  91.6   $ 146.7   $  306.2  $  501.2
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






                                                                Exhibit 20.10
                                                                Page 1 of 3



                            GMAC 1994-A GRANTOR TRUST

                       STATEMENT OF ASSETS AND LIABILITIES




                                           Sept. 30,    Dec. 31,    Sept. 30,
                                             1995         1994        1994
                                           --------     --------    --------
                                                (in millions of dollars)
ASSETS

Receivables (Note 2) ..................... $  593.2     $  901.8    $1,026.9
                                           --------     --------    --------


TOTAL ASSETS ............................. $  593.2     $  901.8    $1,026.9
                                           ========     ========    ========



LIABILITIES

Asset-Backed Certificates
  (Notes 2 and 3) ........................ $  593.2     $  901.8    $1,026.9
                                           --------     --------    --------

TOTAL LIABILITIES ........................ $  593.2     $  901.8    $1,026.9
                                           ========     ========    ========



Reference should be made to the Notes to Financial Statements.
























                                                            Exhibit 20.10
                                                            Page 2 of 3


                          GMAC 1994-A GRANTOR TRUST

                       STATEMENT OF DISTRIBUTABLE INCOME



                                                 Period Ended Sept. 30
                                          Third Quarter       Nine Months
                                          --------------     --------------
                                          1995      1994*    1995      1994*
                                          ----      ----     ----      ----
                                               (in millions of dollars)

Distributable Income

  Allocable to Principal ...........   $  98.3   $ 125.0   $  308.6  $  125.0

  Allocable to Interest  ...........      10.4      17.5       36.0      17.5
                                       -------   -------   --------  --------
Distributable Income ...............   $ 108.7   $ 142.5   $  344.6  $  142.5
                                       =======   =======   ========  ========


Income Distributed .................   $ 108.7   $ 142.5   $  344.6  $  142.5
                                       =======   =======   ========  ========



* Represents the period June 28, 1994 (inception) through September 30, 1994.



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




                                                              Exhibit 20.11
                                                              Page 1 of 3



                           GMAC 1995-A GRANTOR TRUST

                       STATEMENT OF ASSETS AND LIABILITIES




                                              Sept. 30, 1995
                                              --------------
                                        (in millions of dollars)
ASSETS

Receivables (Note 2) .....................      $  858.3
                                                --------


TOTAL ASSETS .............................      $  858.3
                                                ========


LIABILITIES

Asset-Backed Certificates
  (Notes 2 and 3) ........................      $  858.3
                                                --------

TOTAL LIABILITIES ........................      $  858.3
                                                ========



Reference should be made to the Notes to Financial Statements.


























                                                            Exhibit 20.11
                                                            Page 2 of 3


                           GMAC 1995-A GRANTOR TRUST

                       STATEMENT OF DISTRIBUTABLE INCOME



                                                Period Ended Sept. 30
                                          Third Quarter       Nine Months
                                          --------------     --------------
                                              1995*              1995*
                                              ----               ----
                                              (in millions of dollars)

Distributable Income

  Allocable to Principal ...........        $ 127.5            $  246.3

  Allocable to Interest  ...........           16.9                35.9
                                            -------            --------
Distributable Income ...............        $ 144.4            $  282.2
                                            =======            ========


Income Distributed .................        $ 144.4            $  282.2
                                            =======            ========



* Represents the period March 16, 1995 (inception) through Sept. 30, 1995.



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