Form 10-K
period 1995-12-31
GMAC AUTO RECEIVABLES CORP; GMAC 1991-C GRANTOR TRUST; GMAC 1992-D GRANTOR TRUST; GMAC 1992-F GRANTOR TRUST; GMAC 1992-E GRANTOR TRUST
filed 1996-03-13
CIK 869739, 872553, 882240, 882243, 890539

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-K

(Mark One)

 X   ANNUAL  REPORT  PURSUANT  TO SECTION  13 OF THE  SECURITIES  EXCHANGE  ACT
OF 1934 FOR THE YEAR ENDED DECEMBER 31, 1995, OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO __________

      GMAC 1991-C GRANTOR TRUST                          33-44315
      GMAC 1992-D GRANTOR TRUST                          33-47999
      GMAC 1992-E GRANTOR TRUST                          33-48893
      GMAC 1992-F GRANTOR TRUST                          33-49037
      GMAC 1993-A GRANTOR TRUST                          33-49197
      GMAC 1993-B GRANTOR TRUST                          33-49197
      GMAC 1994-A GRANTOR TRUST                          33-49197
      GMAC 1995-A GRANTOR TRUST                          33-49197
    -----------------------------                     ---------------
    (Exact name of registrants as                     Commission file
     specified in its charter)                            number


A National Banking Association                           36-0899825
-------------------------------                     -------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)

   One First National Plaza,
Suite 0126, Chicago, Illinois                            60670-0126
----------------------------------------                 ----------
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











                                  PART I.

ITEM 1. BUSINESS

Each of the Grantor Trusts, (the "Trusts"), listed below, was formed by GMAC Auto Receivables Corporation (the "Seller") by selling and assigning the receivables and the security interests in the vehicles financed thereby to The First National Bank of Chicago, as Trustee, in exchange for Class A and Class B certificates. The Class A certificates were remarketed to the public and represent an undivided ownership interest that ranges between approximately 91% and 93.5% in each Trust. The Class B certificates were not offered to the public and were held by the Seller and represent an undivided ownership interest that ranges between approximately 6.5% and 9% in each Trust. The right of the Class B certificateholders to receive distribution of the receivables is subordinated to the rights of the Class A certificateholders.

                                  GRANTOR TRUST
                                  -------------

                                   GMAC 1991-C
                                   GMAC 1992-D
                                   GMAC 1992-E
                                   GMAC 1992-F
                                   GMAC 1993-A
                                   GMAC 1993-B
                                   GMAC 1994-A
                                   GMAC 1995-A
                              ---------------------


































                                   PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Each of the Grantor Trusts, listed in the table shown below, was formed by GMAC Auto Receivables Corporation (the "Seller") pursuant to a Pooling and Servicing Agreement between the Seller and The First National Bank of Chicago, as Trustee. Each Trust acquired retail finance receivables from the Seller in the aggregate amount as shown below in exchange for certificates representing undivided ownership interests in each Trust. Each Trust's property includes a pool of retail instalment sale contracts secured by new, and in some cases used, automobiles and light trucks, certain monies due thereunder and security interests in the vehicles financed thereby.

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

                                                  Original Aggregate Amount
                                            -----------------------------------
                 Date of Pooling         Retail     Asset-Backed Certificates
Grantor           and Servicing          Finance    -------------------------
 Trust              Agreement          Receivables  Class A        Class B
-------         -----------------      -----------  --------       -------
                                             (in millions of dollars)


GMAC 1991-C     December 16, 1991      $ 1,326.4   $ 1,207.0       $ 119.4

GMAC 1992-D     June 4, 1992             1,647.6     1,499.3         148.3

GMAC 1992-E     August 20, 1992          1,578.0     1,436.0         142.0

GMAC 1992-F     September 29, 1992       1,644.6     1,496.6         148.0

GMAC 1993-A     March 24, 1993           1,403.0     1,297.8         105.2

GMAC 1993-B     September 16, 1993       1,450.6     1,341.8         108.8

GMAC 1994-A     June 28, 1994            1,151.9     1,077.0          74.9

GMAC 1995-A     March 16, 1995           1,104.6     1,032.8          71.8

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

                           ------------------------

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                         CROSS REFERENCE SHEET

Exhibit No.                    Caption                               Page
-----------   ----------------------------------------------------   ------

     --       GMAC 1991-C Grantor Trust, Independent Auditors'
              Report, Financial Statements and Selected Quarterly     II-4
              Data for the Year Ended December 31, 1995.

     --       GMAC 1992-D Grantor Trust, Independent Auditors'
              Report, Financial Statements and Selected Quarterly     II-10
              Data for the Year Ended December 31, 1995.

     --       GMAC 1992-E Grantor Trust, Independent Auditors'
              Report, Financial Statements and Selected Quarterly     II-16
              Data for the Year Ended December 31, 1995.

     --       GMAC 1992-F Grantor Trust, Independent Auditors'
              Report, Financial Statements and Selected Quarterly     II-22
              Data for the Year Ended December 31, 1995.

     --       GMAC 1993-A Grantor Trust, Independent Auditors'
              Report, Financial Statements and Selected Quarterly     II-28
              Data for the Year Ended December 31, 1995.

     --       GMAC 1993-B Grantor Trust, Independent Auditors'
              Report, Financial Statements and Selected Quarterly     II-34
              Data for the Year Ended December 31, 1995.

     --       GMAC 1994-A Grantor Trust, Independent Auditors'
              Report, Financial Statements and Selected Quarterly     II-40
              Data for the Year Ended December 31, 1995

     --       GMAC 1995-A Grantor Trust, Independent Auditors'
              Report, Financial Statements and Selected Quarterly     II-46
              Data for the period from March 16, 1995 (inception) through December 31, 1995.

     27.1     Financial Data Schedule for GMAC 1991-C Grantor
              Trust (for SEC electronic filing purposes only).         --

     27.2     Financial Data Schedule for GMAC 1992-D Grantor
              Trust (for SEC electronic filing purposes only).         --

     27.3     Financial Data Schedule for GMAC 1992-E Grantor
              Trust (for SEC electronic filing purposes only).         --

     27.4     Financial Data Schedule for GMAC 1992-F Grantor
              Trust (for SEC electronic filing purposes only).         --

     27.5     Financial Data Schedule for GMAC 1993-A, 1993-B,
              1994-A and 1995-A Grantor Trusts (for SEC electronic
              filing purposes only).                                   --

                          INDEPENDENT AUDITORS' REPORT


March 1, 1996


The GMAC 1991-C Grantor Trust, its Certificateholders, GMAC Auto Receivables Corporation, and The First National Bank of Chicago, Trustee:

We have audited the accompanying Statement of Assets and Liabilities of the GMAC 1991-C Grantor Trust as of December 31, 1995 and 1994, and the related Statement of Distributable Income for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the assets and liabilities of the GMAC 1991-C Grantor Trust at December 31, 1995 and 1994, and its distributable income and distributions for each of the three years in the period ended December 31, 1995, on the basis of accounting described in Note 1.


s\ Deloitte & Touche LLP
-------------------------
Deloitte & Touche LLP
600 Renaissance Center
Detroit, Michigan 48243

                            GMAC 1991-C GRANTOR TRUST

                       STATEMENT OF ASSETS AND LIABILITIES



                                            December 31,
                                          1995        1994
                                         -------     -------
                                       (in millions of dollars)
ASSETS

Receivables (Note 2) ................... $  69.6     $ 228.7
                                         -------     -------

TOTAL ASSETS ........................... $  69.6     $ 228.7
                                         =======     =======



LIABILITIES

Asset-Backed Certificates
  (Notes 2 and 3) ...................... $  69.6     $ 228.7
                                         -------     -------

TOTAL LIABILITIES ...................... $  69.6     $ 228.7
                                         =======     =======




Reference should be made to the Notes to Financial Statements.

                            GMAC 1991-C GRANTOR TRUST

                        STATEMENT OF DISTRIBUTABLE INCOME


Year Ended December 31,
                                           1995        1994        1993
                                          ------      ------      ------
                                             (in millions of dollars)
Distributable Income

  Allocable to Principal ...............  $ 159.1     $ 267.3    $ 378.5

  Allocable to Interest  ...............      8.5        20.7       39.7
                                          -------     -------    -------
Distributable Income ...................  $ 167.6     $ 288.0    $ 418.2
                                          =======     =======    =======


Income Distributed .....................  $ 167.6     $ 288.0    $ 418.2
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


NOTE 2.  SALE OF CERTIFICATES

On December 16, 1991, GMAC 1991-C Grantor Trust acquired retail finance receivables aggregating approximately $1,326.4 million from the Seller in exchange for certificates representing undivided ownership interests in the Trust of 91% for the Class A certificates and 9% for the Class B certificates. The Trust property includes a pool of retail instalment sale contracts for new automobiles and light trucks, certain monies due thereunder, and security interests in the vehicles financed thereby. The Seller has the option to repurchase the remaining receivables as of the last day of any month on or after which the principal balance declines below 10% of the aggregate amount financed. On January 16, 1996, GMAC exercised this option and repurchased the remaining receivables in GMAC 1991-C Grantor Trust as of February 15, 1996.


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

                            GMAC 1991-C GRANTOR TRUST

                          NOTE TO FINANCIAL STATEMENTS

NOTE 5.  SUBSEQUENT EVENT

Effective February 23, 1996, the Board of Directors of GMAC Auto Receivables Corporation approved the merger of and authorized the execution of an Agreement and Plan of Merger by and between Capital Auto Receivables, Inc. and GMAC Auto Receivables Corporation. The separate corporate existence of GMAC Auto Receivables Corporation shall cease and Capital Auto Receivables, Inc. shall continue as the surviving corporation.

                              ____________________

                            GMAC 1991-C GRANTOR TRUST

                    SUPPLEMENTARY FINANCIAL DATA (unaudited)

                    SUMMARY OF QUARTERLY DISTRIBUTABLE INCOME


1995 Quarters                           Principal   Interest       Total
------------------------------------    ---------   --------       -----
                                             (in millions of dollars)

First quarter ......................    $    45.8   $    3.0   $    48.8

Second quarter .....................         43.9        2.4        46.3

Third quarter ......................         38.6        1.8        40.4

Fourth quarter .....................         30.8        1.3        32.1
                                        ---------   --------   ---------
     Total .........................    $   159.1   $    8.5   $   167.6
                                        =========   ========   =========


1994 Quarters                           Principal   Interest       Total
------------------------------------    ---------   --------       -----
                                             (in millions of dollars)

First quarter ......................    $    75.2   $    6.7   $    81.9

Second quarter .....................         74.0        5.6        79.6

Third quarter ......................         63.9        4.6        68.5

Fourth quarter .....................         54.2        3.8        58.0
                                        ---------   --------   ---------
     Total .........................    $   267.3   $   20.7   $   288.0
                                        =========   ========   =========


1993 Quarters                           Principal   Interest       Total
------------------------------------    ---------   --------       -----
                                             (in millions of dollars)

First quarter ......................    $    96.7   $   12.0   $   108.7

Second quarter .....................        101.1       10.6       111.7

Third quarter ......................         95.2        9.2       104.4

Fourth quarter .....................         85.5        7.9        93.4
                                        ---------   --------   ---------
     Total .........................    $   378.5   $   39.7   $   418.2
                                        =========   ========   =========

                          INDEPENDENT AUDITORS' REPORT


March 1, 1996


The GMAC 1992-D Grantor Trust, its Certificateholders, GMAC Auto Receivables Corporation, and The First National Bank of Chicago, Trustee:

We have audited the accompanying Statement of Assets and Liabilities of the GMAC 1992-D Grantor Trust as of December 31, 1995 and 1994, and the related Statement of Distributable Income for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the assets and liabilities of the GMAC 1992-D Grantor Trust at December 31, 1995 and 1994, and its distributable income and distributions for each of the three years in the period ended December 31, 1995, on the basis of accounting described in Note 1.



s/ Deloitte & Touche LLP
-------------------------
Deloitte & Touche LLP
600 Renaissance Center
Detroit, Michigan 48243

                            GMAC 1992-D GRANTOR TRUST

                       STATEMENT OF ASSETS AND LIABILITIES


                                                        December 31,
                                                      1995        1994
                                                     -------     -------
ASSETS                                             (in millions of dollars)

Receivables (Note 2) ..............................  $  76.0     $ 300.7
                                                     -------     -------

TOTAL ASSETS ......................................  $  76.0     $ 300.7
                                                     =======     =======


LIABILITIES

Asset-Backed Certificates
  (Notes 2 and 3) .................................  $  76.0     $ 300.7
                                                     -------     -------

TOTAL LIABILITIES .................................  $  76.0     $ 300.7
                                                     =======     =======



Reference should be made to the Notes to Financial Statements.

                            GMAC 1992-D GRANTOR TRUST

                        STATEMENT OF DISTRIBUTABLE INCOME




                                              Year Ended December 31,
                                           1995        1994        1993
                                          ------      ------      ------
                                             (in millions of dollars)
Distributable Income

  Allocable to Principal ...............  $ 224.7      $ 401.3    $ 568.4

  Allocable to Interest  ...............     10.0         28.0       55.4
                                          -------      ------     -------
Distributable Income ...................  $ 234.7      $ 429.3    $ 623.8
                                          =======      =======    =======


Income Distributed .....................  $ 234.7      $ 429.3    $ 623.8
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


NOTE 2.  SALE OF CERTIFICATES

On June 4, 1992, GMAC 1992-D Grantor Trust acquired retail finance receivables aggregating approximately $1,647.6 million from the Seller in exchange for certificates representing undivided ownership interests in the Trust of 91% for the Class A certificates and 9% for the Class B certificates. The Trust property includes a pool of retail instalment sale contracts for new and used automobiles and light trucks, certain monies due thereunder and security interests in the vehicles financed thereby. The Seller has the option to repurchase the remaining receivables as of the last day of any month on or after which the principal balance declines below 10% of the aggregate amount financed. On January 16, 1996, GMAC exercised this option and repurchased the remaining receivables in GMAC 1992-D Grantor Trust as of February 15, 1996.



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

                            GMAC 1992-D GRANTOR TRUST

                           NOTE TO FINANCIAL STATEMENTS

NOTE 5.  SUBSEQUENT EVENT

Effective February 23, 1996, the Board of Directors of GMAC Auto Receivables Corporation approved the merger of and authorized the execution of an Agreement and Plan of Merger by and between Capital Auto Receivables, Inc. and GMAC Auto Receivables Corporation. The separate corporate existence of GMAC Auto Receivables Corporation shall cease and Capital Auto Receivables, Inc. shall continue as the surviving corporation.


                                  __________________

                            GMAC 1992-D GRANTOR TRUST

                    SUPPLEMENTARY FINANCIAL DATA (unaudited)

                    SUMMARY OF QUARTERLY DISTRIBUTABLE INCOME



1995 Quarters                           Principal   Interest       Total
------------------------------------    ---------   --------       -----
                                             (in millions of dollars)

First quarter ......................    $    73.1   $    3.8   $    76.9

Second quarter .....................         66.4        2.8        69.2

Third quarter ......................         49.8        2.0        51.8

Fourth quarter .....................         35.4        1.4        36.8
                                        ---------   --------   ---------
     Total .........................    $   224.7   $   10.0   $   234.7
                                        =========   ========   =========



1994 Quarters                           Principal   Interest       Total
------------------------------------    ---------   --------       -----
                                             (in millions of dollars)

First quarter ......................    $   113.3   $    9.2   $   122.5

Second quarter .....................        108.5        7.7       116.2

Third quarter ......................         95.9        6.2       102.1

Fourth quarter .....................         83.6        4.9        88.5
                                        ---------   --------   ---------
     Total .........................    $   401.3   $   28.0   $   429.3
                                        =========   ========   =========


1993 Quarters                           Principal   Interest       Total
------------------------------------    ---------   --------       -----
                                             (in millions of dollars)

First quarter ......................    $   148.6   $   16.9   $   165.5

Second quarter .....................        153.3       14.8       168.1

Third quarter ......................        140.7       12.8       153.5

Fourth quarter .....................        125.8       10.9       136.7
                                        ---------   --------   ---------
     Total .........................    $   568.4   $   55.4   $   623.8
                                        =========   ========   =========

                          INDEPENDENT AUDITORS' REPORT


March 1, 1996


The GMAC 1992-E Grantor Trust, its Certificateholders, GMAC Auto Receivables Corporation, and The First National Bank of Chicago, Trustee:

We have audited the accompanying Statement of Assets and Liabilities of the GMAC 1992-E Grantor Trust as of December 31, 1995 and 1994, and the related Statement of Distributable Income for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the assets and liabilities of the GMAC 1992-E Grantor Trust at December 31, 1995 and 1994, and its distributable income and distributions for each of the three years in the period ended December 31, 1995, on the basis of accounting described in Note 1.



s\ Deloitte & Touche LLP
-------------------------
Deloitte & Touche LLP
600 Renaissance Center
Detroit, Michigan 48243

                            GMAC 1992-E GRANTOR TRUST

                       STATEMENT OF ASSETS AND LIABILITIES



                                                        December 31,
                                                     1995          1994
                                                    -------       -------
ASSETS                                            (in millions of dollars)

Receivables (Note 2) .............................. $ 203.0       $ 478.4
                                                    -------       -------

TOTAL ASSETS ...................................... $ 203.0       $ 478.4
                                                    =======       =======


LIABILITIES

Asset-Backed Certificates
  (Notes 2 and 3) ................................. $ 203.0       $ 478.4
                                                    -------       -------

TOTAL LIABILITIES ................................. $ 203.0       $ 478.4
                                                    =======       =======



Reference should be made to the Notes to Financial Statements.

                            GMAC 1992-E GRANTOR TRUST

                        STATEMENT OF DISTRIBUTABLE INCOME


                                              Year Ended December 31,
                                           1995        1994        1993
                                          ------      ------      ------
                                             (in millions of dollars)
Distributable Income

  Allocable to Principal ...............  $ 275.4    $ 407.0     $ 512.6

  Allocable to Interest  ...............     16.3       32.6        55.1
                                          ------     -------     -------
Distributable Income ...................  $ 291.7    $ 439.6     $ 567.7
                                          =======    =======     =======


Income Distributed .....................  $ 291.7    $ 439.6     $ 567.7
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


NOTE 2.  SALE OF CERTIFICATES

On August 20, 1992, GMAC 1992-E Grantor Trust acquired retail finance receivables aggregating approximately $1,578.0 million from the Seller in exchange for certificates representing undivided ownership interests in the Trust of 91% for the Class A certificates and 9% for the Class B certificates. The Trust property includes a pool of retail instalment sale contracts for new and used automobiles and light trucks, certain monies due thereunder and security interests in the vehicles financed thereby. The Seller has the option to repurchase the remaining receivables as of the last day of any month on or after which the principal balance declines below 10% of the aggregate amount financed. On February 15, 1996, GMAC exercised this option and repurchased the remaining receivables in GMAC 1992-E Grantor Trust as of March 15, 1996.


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







                                    II-19
                            GMAC 1992-E GRANTOR TRUST

                           NOTES TO FINANCIAL STATEMENTS

NOTE 5.  SUBSEQUENT EVENT

Effective February 23, 1996, the Board of Directors of GMAC Auto Receivables Corporation approved the merger of and authorized the execution of an Agreement and Plan of Merger by and between Capital Auto Receivables, Inc. and GMAC Auto Receivables Corporation. The separate corporate existence of GMAC Auto Receivables Corporation shall cease and Capital Auto Receivables, Inc. shall continue as the surviving corporation.


                                 ________________



                            GMAC 1992-E GRANTOR TRUST

                    SUPPLEMENTARY FINANCIAL DATA (unaudited)

                    SUMMARY OF QUARTERLY DISTRIBUTABLE INCOME



1995 Quarters                           Principal   Interest       Total
------------------------------------    ---------   --------       -----
                                             (in millions of dollars)

First quarter ......................    $    76.7   $    5.4   $    82.1

Second quarter .....................         74.2        4.5        78.7

Third quarter ......................         67.3        3.6        70.9

Fourth quarter .....................         57.2        2.8        60.0
                                        ---------   --------   ---------
     Total .........................    $   275.4   $   16.3   $   291.7
                                        =========   ========   =========



1994 Quarters                           Principal   Interest       Total
------------------------------------    ---------   --------       -----
                                             (in millions of dollars)

First quarter ......................    $   110.6   $   10.1   $   120.7

Second quarter .....................        110.9        8.7       119.6

Third quarter ......................         97.9        7.5       105.4

Fourth quarter .....................         87.6        6.3        93.9
                                        ---------   --------   ---------
     Total .........................    $   407.0   $   32.6   $   439.6
                                        =========   ========   =========


1993 Quarters                           Principal   Interest       Total
------------------------------------    ---------   --------       -----
                                             (in millions of dollars)

First quarter ......................    $   128.3   $   16.1   $   144.4

Second quarter .....................        134.8       14.5       149.3

Third quarter ......................        129.0       13.0       142.0

Fourth quarter .....................        120.5       11.5       132.0
                                        ---------   --------   ---------
     Total .........................    $   512.6   $   55.1   $   567.7
                                        =========   ========   =========




                          INDEPENDENT AUDITORS' REPORT


March 1, 1996


The GMAC 1992-F Grantor Trust, its Certificateholders, GMAC Auto Receivables Corporation, and The First National Bank of Chicago, Trustee:

We have audited the accompanying Statement of Assets and Liabilities of the GMAC 1992-F Grantor Trust as of December 31, 1995 and 1994, and the related Statement of Distributable Income for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the assets and liabilities of the GMAC 1992-F Grantor Trust at December 31, 1995 and 1994, and its distributable income and distributions for each of the three years in the period ended December 31, 1995, on the basis of accounting described in Note 1.



s\ Deloitte & Touche LLP
-------------------------
Deloitte & Touche LLP
600 Renaissance Center
Detroit, Michigan 48243

















                            GMAC 1992-F GRANTOR TRUST

                       STATEMENT OF ASSETS AND LIABILITIES



                                                        December 31,
                                                     1995          1994
                                                    -------       -------
ASSETS                                             (in millions of dollars)

Receivables (Note 2) .............................. $ 149.1       $ 442.6
                                                    -------       -------

TOTAL ASSETS ...................................... $ 149.1       $ 442.6
                                                    =======       =======


LIABILITIES

Asset-Backed Certificates
  (Notes 2 and 3) ................................. $ 149.1       $ 442.6
                                                    -------       -------

TOTAL LIABILITIES ................................. $ 149.1       $ 442.6
                                                    =======       =======



Reference should be made to the Notes to Financial Statements.































                            GMAC 1992-F GRANTOR TRUST

                        STATEMENT OF DISTRIBUTABLE INCOME





                                              Year Ended December 31,
                                           1995        1994        1993
                                          ------      ------      ------
                                             (in millions of dollars)
Distributable Income

  Allocable to Principal ...............  $ 293.5     $ 466.1     $ 584.1

  Allocable to Interest  ...............     13.3        30.6        55.0
                                          -------     -------     -------
Distributable Income ...................  $ 306.8     $ 496.7     $ 639.1
                                          =======     =======     =======


Income Distributed .....................  $ 306.8     $ 496.7     $ 639.1
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







                            GMAC 1992-F GRANTOR TRUST

                           NOTES TO FINANCIAL STATEMENTS

NOTE 5.  SUBSEQUENT EVENT

Effective February 23 1996, the Board of Directors of GMAC Auto Receivables Corporation approved the merger of and authorized the execution of an Agreement and Plan of Merger by and between Capital Auto Receivables, Inc. and GMAC Auto Receivables Corporation. The separate corporate existence of GMAC Auto Receivables Corporation shall cease and Capital Auto Receivables, Inc. shall continue as the surviving corporation.

                                   _____________





















                            GMAC 1992-F GRANTOR TRUST

                    SUPPLEMENTARY FINANCIAL DATA (unaudited)

                    SUMMARY OF QUARTERLY DISTRIBUTABLE INCOME




1995 Quarters                           Principal   Interest       Total
------------------------------------    ---------   --------       -----
                                             (in millions of dollars)

First quarter ......................    $    87.3   $    4.6   $    91.9

Second quarter .....................         79.6        3.7        83.3

Third quarter ......................         68.8        2.9        71.7

Fourth quarter .....................         57.8        2.1        59.9
                                        ---------   --------   ---------
     Total .........................    $   293.5   $   13.3   $   306.8
                                        =========   ========   =========



1994 Quarters                           Principal   Interest       Total
------------------------------------    ---------   --------       -----
                                             (in millions of dollars)

First quarter ......................    $   129.5   $    9.7   $   139.2

Second quarter .....................        124.8        8.3       133.1

Third quarter ......................        112.8        6.9       119.7

Fourth quarter .....................         99.0        5.7       104.7
                                        ---------   --------   ---------
     Total .........................    $   466.1   $   30.6   $   496.7
                                        =========   ========   =========


1993 Quarters                           Principal   Interest       Total
------------------------------------    ---------   --------       -----
                                             (in millions of dollars)

First quarter ......................    $   146.9   $   16.2   $   163.1

Second quarter .....................        151.2       14.6       165.8

Third quarter ......................        147.3       12.9       160.2

Fourth quarter .....................        138.7       11.3       150.0
                                        ---------   --------   ---------
     Total .........................    $   584.1   $   55.0   $   639.1
                                        =========   ========   =========




                          INDEPENDENT AUDITORS' REPORT


March 1, 1996

The GMAC 1993-A Grantor Trust, its Certificateholders, GMAC Auto Receivables Corporation, and The First National Bank of Chicago, Trustee:

We have audited the accompanying Statement of Assets and Liabilities of the GMAC 1993-A Grantor Trust as of December 31, 1995 and 1994, and the related Statement of Distributable Income for each of the two years in the period ended December 31, 1995 and the period March 24, 1993 (inception) through December 31, 1993. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the assets and liabilities of the GMAC 1993-A Grantor Trust at December 31, 1995 and 1994, and its distributable income and distributions for each of the two years in the period ended December 31, 1995 and the period March 24, 1993 (inception) through December 31, 1993, on the basis of accounting described in Note 1.


s\ Deloitte & Touche LLP
-------------------------
Deloitte & Touche LLP
600 Renaissance Center
Detroit, Michigan 48243

















                            GMAC 1993-A GRANTOR TRUST

                       STATEMENT OF ASSETS AND LIABILITIES


                                                        December 31,
                                                     1995          1994
                                                    -------       -------
ASSETS                                             (in millions of dollars)

Receivables (Note 2) .............................. $ 141.2       $ 379.4
                                                    -------       -------

TOTAL ASSETS ...................................... $ 141.2       $ 379.4
                                                    =======       =======


LIABILITIES

Asset-Backed Certificates
  (Notes 2 and 3) ................................. $ 141.2       $ 379.4
                                                    -------       -------

TOTAL LIABILITIES ................................. $ 141.2       $ 379.4
                                                    =======       =======



Reference should be made to the Notes to Financial Statements.































                            GMAC 1993-A GRANTOR TRUST

                        STATEMENT OF DISTRIBUTABLE INCOME


                                              Year Ended December 31,
                                           1995        1994        1993*
                                          ------      ------      ------
                                             (in millions of dollars)
Distributable Income

  Allocable to Principal ...............  $ 238.2     $ 466.5     $ 557.0

  Allocable to Interest  ...............     10.7        25.2        35.6
                                          -------     -------     -------
Distributable Income ...................  $ 248.9     $ 491.7     $ 592.6
                                          =======     =======     =======


Income Distributed .....................  $ 248.9     $ 491.7     $ 592.6
                                          =======     =======     =======



* Represents the period March 24, 1993 (inception) through December 31, 1993.



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







                            GMAC 1993-A GRANTOR TRUST

                           NOTES TO FINANCIAL STATEMENTS

NOTE 5.  SUBSEQUENT EVENT

Effective February 23, 1996, the Board of Directors of GMAC Auto Receivables Corporation approved the merger of and authorized the execution of an Agreement and Plan of Merger by and between Capital Auto Receivables, Inc. and GMAC Auto Receivables Corporation. The separate corporate existence of GMAC Auto Receivables Corporation shall cease and Capital Auto Receivables, Inc. shall continue as the surviving corporation.

                                  _________________





























                            GMAC 1993-A GRANTOR TRUST

                    SUPPLEMENTARY FINANCIAL DATA (unaudited)

                    SUMMARY OF QUARTERLY DISTRIBUTABLE INCOME




1995 Quarters                           Principal   Interest       Total
------------------------------------    ---------   --------       -----
                                             (in millions of dollars)

First quarter ......................    $    73.0   $    3.6   $    76.6

Second quarter .....................         65.4        2.9        68.3

Third quarter ......................         55.5        2.4        57.9

Fourth quarter .....................         44.3        1.8        46.1
                                        ---------   --------   ---------
     Total .........................    $   238.2   $   10.7   $   248.9
                                        =========   ========   =========



1994 Quarters                           Principal   Interest       Total
------------------------------------    ---------   --------       -----
                                             (in millions of dollars)

First quarter ......................    $   144.3   $    8.3   $   152.6

Second quarter .....................        127.0        6.8       133.8

Third quarter ......................        106.4        5.6       112.0

Fourth quarter .....................         88.8        4.5        93.3
                                        ---------   --------   ---------
     Total .........................    $   466.5   $   25.2   $   491.7
                                        =========   ========   =========



1993 Quarters                           Principal   Interest       Total
------------------------------------    ---------   --------       -----
                                             (in millions of dollars)

Second quarter .....................    $   196.7   $   13.9   $   210.6

Third quarter ......................        194.4       11.8       206.2

Fourth quarter .....................        165.9        9.9       175.8
                                        ---------   --------   ---------
     Total .........................    $   557.0   $   35.6   $   592.6
                                        =========   ========   =========





                          INDEPENDENT AUDITORS' REPORT


March 1, 1996


The GMAC 1993-B Grantor Trust, its Certificateholders, GMAC Auto Receivables Corporation, and The First National Bank of Chicago, Trustee:

We have audited the accompanying Statement of Assets and Liabilities of the GMAC 1993-B Grantor Trust as of December 31, 1995 and 1994, and the related Statement of Distributable Income for each of the two years in the period ended December 31, 1995 and the period September 16, 1993 (inception) through December 31, 1993. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the assets and liabilities of the GMAC 1993-B Grantor Trust at December 31, 1995 and 1994, and its distributable income and distributions for each of the two years in the period ended December 31, 1995 and the period September 16, 1993 (inception) through December 31, 1993, on the basis of accounting described in Note 1.




s/ Deloitte & Touche LLP
-------------------------
Deloitte & Touche LLP
600 Renaissance Center
Detroit, Michigan 48243














                            GMAC 1993-B GRANTOR TRUST

                       STATEMENT OF ASSETS AND LIABILITIES



                                                        December 31,
                                                     1995          1994
                                                    -------       -------
ASSETS                                             (in millions of dollars)

Receivables (Note 2) .............................. $ 316.3       $ 679.2
                                                    -------       -------

TOTAL ASSETS ...................................... $ 316.3       $ 679.2
                                                    =======       =======


LIABILITIES

Asset-Backed Certificates
  (Notes 2 and 3) ................................. $ 316.3       $ 679.2
                                                    -------       -------

TOTAL LIABILITIES ................................. $ 316.3       $ 679.2
                                                    =======       =======


Reference should be made to the Notes to Financial Statements.































                            GMAC 1993-B GRANTOR TRUST

                        STATEMENT OF DISTRIBUTABLE INCOME


                                              Year Ended December 31,
                                           1995        1994        1993*
                                          ------      ------      ------
                                             (in millions of dollars)
Distributable Income

  Allocable to Principal ...............  $ 362.9     $ 589.8     $ 181.6

  Allocable to Interest  ...............     19.9        39.0        13.9
                                          -------     -------     -------
Distributable Income ...................  $ 382.8     $ 628.8     $ 195.5
                                          =======     =======     =======


Income Distributed .....................  $ 382.8     $ 628.8     $ 195.5
                                          =======     =======     =======



* Represents the period September 16, 1993 (inception) through December 31,
  1993.



Reference should be made to the Notes to Financial Statements.































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







                            GMAC 1993-B GRANTOR TRUST

                           NOTES TO FINANCIAL STATEMENTS

NOTE 5. SUBSEQUENT EVENT

Effective February 23, 1996, the Board of Directors of GMAC Auto Receivables Corporation approved the merger of and authorized the execution of an Agreement and Plan of Merger by and between Capital Auto Receivables, Inc. and GMAC Auto Receivables Corporation. The separate corporate existence of GMAC Auto Receivables Corporation shall cease and Capital Auto Receivables, Inc. shall continue as the surviving corporation.


                                  __________________



























                            GMAC 1993-B GRANTOR TRUST

                    SUPPLEMENTARY FINANCIAL DATA (unaudited)

                    SUMMARY OF QUARTERLY DISTRIBUTABLE INCOME



1995 Quarters                           Principal   Interest       Total
------------------------------------    ---------   --------       -----
                                             (in millions of dollars)

First quarter ......................    $   105.0   $    6.4   $   111.4

Second quarter .....................         97.8        5.4       103.2

Third quarter ......................         87.1        4.5        91.6

Fourth quarter .....................         73.0        3.6        76.6
                                        ---------   --------   ---------
     Total .........................    $   362.9   $   19.9   $   382.8
                                        =========   ========   =========



1994 Quarters                           Principal   Interest       Total
------------------------------------    ---------   --------       -----
                                             (in millions of dollars)

First quarter ......................    $   173.9   $   12.1   $   186.0

Second quarter .....................        158.1       10.4       168.5

Third quarter ......................        137.8        8.9       146.7

Fourth quarter .....................        120.0        7.6       127.6
                                        ---------   --------   ---------
     Total .........................    $   589.8   $   39.0   $   628.8
                                        =========   ========   =========



1993 Quarters                           Principal   Interest       Total
------------------------------------    ---------   --------       -----
                                             (in millions of dollars)

Fourth quarter .....................    $   181.6   $   13.9   $   195.5
                                        =========   ========   =========












                          INDEPENDENT AUDITORS' REPORT


March 1, 1996


The GMAC 1994-A Grantor Trust, its Certificateholders, GMAC Auto Receivables Corporation, and The First National Bank of Chicago, Trustee:

We have audited the accompanying Statement of Assets and Liabilities of the GMAC 1994-A Grantor Trust as of December 31, 1995 and 1994, and the related Statement of Distributable Income for the year ended December 31, 1995 and the period June 28, 1994 (inception) through December 31, 1994. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the assets and liabilities of the GMAC 1994-A Grantor Trust at December 31, 1995 and 1994, and its distributable income and distributions for the year ended December 31, 1995 and the period June 28, 1994 (inception) through December 31, 1994, on the basis of accounting described in Note 1.


s\ Deloitte & Touche LLP
-------------------------
Deloitte & Touche LLP
600 Renaissance Center
Detroit, Michigan 48243
















                            GMAC 1994-A GRANTOR TRUST

                       STATEMENT OF ASSETS AND LIABILITIES



                                                        December 31,
                                                     1995          1994
                                                    -------       -------
ASSETS                                             (in millions of dollars)

Receivables (Note 2) .............................. $ 506.2       $ 901.8
                                                    -------       -------

TOTAL ASSETS ...................................... $ 506.2       $ 901.8
                                                    =======       =======


LIABILITIES

Asset-Backed Certificates
  (Notes 2 and 3) ................................. $ 506.2       $ 901.8
                                                    -------       -------

TOTAL LIABILITIES ................................. $ 506.2       $ 901.8
                                                    =======       =======


Reference should be made to the Notes to Financial Statements.
































                            GMAC 1994-A GRANTOR TRUST

                        STATEMENT OF DISTRIBUTABLE INCOME



                                              Year Ended December 31,
                                                  1995       1994*
                                                --------   --------
                                             (in millions of dollars)
Distributable Income

  Allocable to Principal ...................... $  395.6   $  250.1

  Allocable to Interest  ......................     44.9       33.0
                                                --------   --------
Distributable Income .......................... $  440.5   $  283.1
                                                ========   ========


Income Distributed ............................ $  440.5   $  283.1
                                                ========   ========



* Represents the period June 28, 1994 (inception) through December 31, 1994.



Reference should be made to the Notes to Financial Statements.






























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







                            GMAC 1994-A GRANTOR TRUST

                          NOTES TO FINANCIAL STATEMENTS

NOTE 5.  SUBSEQUENT EVENT

Effective February 23, 1996, the Board of Directors of GMAC Auto Receivables Corporation approved the merger of and authorized the execution of an Agreement and Plan of Merger by and between Capital Auto Receivables, Inc., and GMAC Auto Receivables Corporation. The separate corporate existence of GMAC Auto Receivables Corporation shall cease and Capital Auto Receivables, Inc. shall continue as the surviving corporation.

                               _______________















                            GMAC 1994-A GRANTOR TRUST

                    SUPPLEMENTARY FINANCIAL DATA (unaudited)

                    SUMMARY OF QUARTERLY DISTRIBUTABLE INCOME



1995 Quarters                           Principal   Interest       Total
------------------------------------    ---------   --------       -----
                                             (in millions of dollars)

First quarter ......................    $   105.9   $   13.6   $   119.5

Second quarter .....................        104.4       12.0       116.4

Third quarter ......................         98.3       10.4       108.7

Fourth quarter .....................         87.0        8.9        95.9
                                        ---------   --------   ---------
     Total .........................    $   395.6   $   44.9   $   440.5
                                        =========   ========   =========



1994 Quarters                           Principal   Interest       Total
------------------------------------    ---------   --------       -----
                                             (in millions of dollars)

Third quarter ......................    $   125.0   $   17.5   $   142.5

Fourth quarter .....................        125.1       15.5       140.6
                                        ---------   --------   ---------
     Total .........................    $   250.1   $   33.0   $   283.1
                                        =========   ========   =========

























                          INDEPENDENT AUDITORS' REPORT


March 1, 1996


The GMAC 1995-A Grantor Trust, its Certificateholders, GMAC Auto Receivables Corporation, and The First National Bank of Chicago, Trustee:

We have audited the accompanying Statement of Assets and Liabilities of the GMAC 1995-A Grantor Trust as of December 31, 1995 and the related Statement of Distributable Income for the period March 16, 1995 (inception) through December 31, 1995. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the assets and liabilities of the GMAC 1995-A Grantor Trust at December 31, 1995 and its distributable income and distributions for the period March 16, 1995 (inception) through December 31, 1995, on the basis of accounting described in Note 1.


s\ Deloitte & Touche LLP
-------------------------
Deloitte & Touche LLP
600 Renaissance Center
Detroit, Michigan 48243


















                            GMAC 1995-A GRANTOR TRUST

                       STATEMENT OF ASSETS AND LIABILITIES



                                               December 31, 1995
                                               -----------------
ASSETS                                      (in millions of dollars)

Receivables (Note 2) .............................. $ 744.3
                                                    -------

TOTAL ASSETS ...................................... $ 744.3
                                                    =======


LIABILITIES

Asset-Backed Certificates
  (Notes 2 and 3) ................................. $ 744.3
                                                    -------

TOTAL LIABILITIES ................................. $ 744.3
                                                    =======


Reference should be made to the Notes to Financial Statements.

































                            GMAC 1995-A GRANTOR TRUST

                        STATEMENT OF DISTRIBUTABLE INCOME



                                               Year Ended
                                           December 31, 1995*
                                           -----------------
                                        (in millions of dollars)
Distributable Income

  Allocable to Principal ...................... $  360.3

  Allocable to Interest  ......................     50.5
                                                --------
Distributable Income .......................... $  410.8
                                                ========


Income Distributed ............................ $  410.8
                                                ========



* Represents the period March 16, 1995 (inception) through December 31, 1995.



Reference should be made to the Notes to Financial Statements.






























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







                            GMAC 1995-A GRANTOR TRUST

                          NOTES TO FINANCIAL STATEMENTS

NOTE 5.  SUBSEQUENT EVENT

Effective February 23, 1996, the Board of Directors of GMAC Auto Receivables Corporation approved the merger of and authorized the execution of an Agreement and Plan of Merger by and between Capital Auto Receivables, Inc. and GMAC Auto Receivables Corporation. The separate corporate existence of GMAC Auto Receivables Corporation shall cease and Capital Auto Receivables, Inc. shall continue as the surviving corporation.

                                _________________















                            GMAC 1995-A GRANTOR TRUST

                    SUPPLEMENTARY FINANCIAL DATA (unaudited)

                    SUMMARY OF QUARTERLY DISTRIBUTABLE INCOME




1995 Quarters                           Principal   Interest       Total
------------------------------------    ---------   --------       -----
                                             (in millions of dollars)

Second quarter .....................    $   118.8   $   19.0   $   137.8

Third quarter ......................        127.5       16.9       144.4

Fourth quarter .....................        114.0       14.6       128.6
                                        ---------   --------   ---------
     Total .........................    $   360.3   $   50.5   $   410.8
                                        =========   ========   =========







































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

   (a) (3) EXHIBITS (Included in Part II of this report).

           --   GMAC 1991-C Grantor Trust Financial Statements for the Year
                  Ended December 31, 1995.

           --   GMAC 1992-D Grantor Trust Financial Statements for the Year
                  Ended December 31, 1995.

           --   GMAC 1992-E Grantor Trust Financial Statements for the Year
                  Ended December 31, 1995.

           --   GMAC 1992-F Grantor Trust Financial Statements for the Year
                  Ended December 31, 1995.

           --   GMAC 1993-A Grantor Trust Financial Statements for the Year
                  Ended December 31, 1995.

           --   GMAC 1993-B Grantor Trust Financial Statements for the Year
                  Ended December 31, 1995.

           --   GMAC 1994-A Grantor Trust Financial Statements for the Year
                  Ended December 31, 1995.

           --   GMAC 1995-A Grantor Trust Financial Statements for the period
                  March 16, 1995 through December 31, 1995.



 (b)     REPORTS ON FORM 8-K.

            No current reports on Form 8-K have been filed by any of the above-mentioned Grantor Trusts during the fourth quarter ended December 31, 1995.

ITEMS 2, 3, 4, 5, 6, 9, 10, 11, 12 and 13 are not applicable and have been omitted.








                                     IV-1

                                  SIGNATURE


Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Trustee has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      GMAC 1991-C GRANTOR TRUST GMAC 1992-D
                                      GRANTOR TRUST GMAC 1992-E GRANTOR TRUST
                                      GMAC 1992-F GRANTOR TRUST GMAC 1993-A
                                      GRANTOR TRUST GMAC 1993-B GRANTOR TRUST
                                      GMAC 1994-A GRANTOR TRUST GMAC 1995-A
                                      GRANTOR TRUST


                                  The First National Bank of Chicago
                                              (Trustee)



                                  s\     Steven M. Wagner
                                  ----------------------------------
                                  (Steven M. Wagner, Vice President)

Date: March 13, 1996
      --------------