Form 10-Q
period 1996-03-31
GMAC AUTO RECEIVABLES CORP; GMAC 1992-F GRANTOR TRUST
filed 1996-05-13
CIK 869739, 882243

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-Q

(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996, OR

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

Indicate by check mark whether each of the registrants (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X . No .
















This quarterly report, filed pursuant to Rule 13a-13 of the General Rules and Regulations under the Securities Exchange Act of 1934, consists of the following information as specified in Form 10-Q:



                       PART I.  FINANCIAL INFORMATION


The required information is given as to each of the registrants as shown on page 1 herein.

ITEM 1. FINANCIAL STATEMENTS

        1.  Statement of Assets and Liabilities, March 31, 1996,
            December 31, 1995 and March 31, 1995.
        2. Statement of Distributable Income for the Three Months Ended March 31, 1996 and 1995.
        3.  Notes to Financial Statements.

The above described Financial Statements for each of the registrants are submitted herewith as Exhibits 20.1, 20.2, 20.3, 20.4, and 20.5.

In the opinion of management, the interim financial statements reflect all adjustments, consisting of normal recurring items, which are necessary for a fair presentation of the results for the interim periods presented.



                                   PART II


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Each of the Grantor Trusts, listed in the table on the following page, was formed by GMAC Auto Receivables Corporation (the "Seller") pursuant to a Pooling and Servicing Agreement between the Seller and The First National Bank of Chicago, as trustee. Effective February 23, 1996, the Board of Directors of GMAC Auto Receivables Corporation approved the merger of and authorized the execution of an Agreement and Plan of Merger by and between Capital Auto Receivables, Inc. and GMAC Auto Receivables Corporation. The separate corporate existence of GMAC Auto Receivables Corporation has ceased and Capital Auto Receivables, Inc. continues as the surviving corporation. Each Trust acquired retail finance receivables from the Seller in the aggregate amount as shown below in exchange for certificates representing undivided ownership interests in each Trust. Each Trust's property includes a pool of retail instalment sale contracts secured by new and used automobiles and light trucks, certain monies due thereunder and security interests in the vehicles financed thereby.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (concluded)

The certificates for each of the following Trusts consist of two classes, entitled Asset-Backed Certificates, Class A and Asset-Backed Certificates, Class
B. The Class A certificates represent in the aggregate an undivided ownership interest in the Trusts that ranges between approximately 91 percent and 93.5 percent. The Class B certificates represent in the aggregate an undivided ownership interest in the Trusts that ranges between approximately 6.5 percent and 9 percent. Only the Class A certificates have been remarketed to the public. The Class B certificates have not been offered to the public and are held by the Seller. The rights of the Class B certificateholder to receive monthly distributions with respect to the receivables are subordinated to the rights of the Class A certificateholders.


                                           Aggregate Amount Financed
                                     --------------------------------------
                 Date of Pooling       Retail    Asset-Backed Certificates
Grantor          and Servicing        Finance    --------------------------
 Trust             Agreement         Receivables    Class A        Class B
- -------          ---------------     -----------    -------        -------
                                            (in millions of dollars)

GMAC 1992-F     September 29, 1992     1,644.6       1,496.6          148.0

GMAC 1993-A     March 24, 1993         1,403.0       1,297.8          105.2

GMAC 1993-B     September 16, 1993     1,450.6       1,341.8          108.8

GMAC 1994-A     June 28, 1994          1,151.9       1,077.0           74.9

GMAC 1995-A     March 16, 1995         1,104.6       1,032.8           71.8


General Motors Acceptance Corporation, the originator of the retail receivables, continues to service the receivables for each of the aforementioned Grantor Trusts and receives compensation and fees for such services. Investors receive monthly payments of the pro rata portion of principal and interest received by each Trust as the receivables are liquidated.




                           --------------------

                           PART II. OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:


             20.1 GMAC 1992-F Grantor Trust Financial Statements for the Three Months Ended March 31, 1996 and 1995.

             20.2 GMAC 1993-A Grantor Trust Financial Statements for the Three Months Ended March 31, 1996 and 1995.

             20.3 GMAC 1993-B Grantor Trust Financial Statements for the Three Months Ended March 31, 1996 and 1995.

             20.4 GMAC 1994-A Grantor Trust Financial Statements for the Three Months Ended March 31, 1996 and 1995.

             20.5 GMAC 1995-A Grantor Trust Financial Statements for the Three Months Ended March 31, 1996 and the period March 16, 1995 (inception) through March 31, 1995.





        (b)  Reports on Form 8-K:

            No current reports on Form 8-K have been filed by any of the aforementioned Grantor Trusts during the quarter ended March 31, 1996.



                               ----------------------

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



                                        GMAC 1992-F GRANTOR TRUST
                                        GMAC 1993-A GRANTOR TRUST
                                        GMAC 1993-B GRANTOR TRUST
                                        GMAC 1994-A GRANTOR TRUST
                                        GMAC 1995-A GRANTOR TRUST


                                 by:  The First National Bank of Chicago
                                      ----------------------------------
                                               (Trustee)


                                      s/ Steven M. Wagner
                                      ----------------------------------
                                     (Steven M. Wagner, Vice President)

Date: May 13, 1996
                                    ------------

                                                              Exhibit 20.1
                                                              Page 1 of 3



                            GMAC 1992-F GRANTOR TRUST

                       STATEMENT OF ASSETS AND LIABILITIES



                                           March 31,    Dec. 31,    March 31,
                                             1996         1995        1995
                                           --------     --------    --------
                                               (in millions of dollars)
ASSETS

Receivables (Note 2) ..................... $  100.8     $  149.1    $  355.3
                                           --------     --------    --------


TOTAL ASSETS ............................. $  100.8     $  149.1    $  355.3
                                           ========     ========    ========



LIABILITIES

Asset-Backed Certificates
  (Notes 2 and 3) ........................ $  100.8     $  149.1    $  355.3
                                           --------     --------    --------

TOTAL LIABILITIES ........................ $  100.8     $  149.1    $  355.3
                                           ========     ========    ========



Reference should be made to the Notes to Financial Statements.

























                                                             Exhibit 20.1
                                                             Page 2 of 3

                            GMAC 1992-F GRANTOR TRUST

                        STATEMENT OF DISTRIBUTABLE INCOME



                                                     Three Months Ended
                                                          March 31,
                                                     -------------------
                                                      1996          1995
                                                      ----          ----
                                                   (in millions of dollars)
Distributable Income

  Allocable to Principal .........................  $   48.3     $   87.3

  Allocable to Interest  .........................       1.5          4.6
                                                    --------     --------
Distributable Income .............................  $   49.8     $   91.9
                                                    ========     ========


Income Distributed ...............................  $   49.8     $   91.9
                                                    ========     ========


Reference should be made to the Notes to Financial Statements.

































                                                             Exhibit 20.1
                                                             Page 3 of 3

                            GMAC 1992-F GRANTOR TRUST

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1.  BASIS OF ACCOUNTING

The financial statements of the GMAC 1992-F Grantor Trust (the "Trust") are prepared on the basis of cash receipts and cash disbursements. Such financial statements differ from financial statements prepared in accordance with generally accepted accounting principles in that interest income and the related assets are recognized when received rather than when earned and distributions to certificateholders are recognized when paid rather than when the obligation is incurred. Certain expenses of the Trust are paid by Capital Auto Receivables, Inc. (the "Seller").


NOTE 2.  SALE OF CERTIFICATES

On September 29, 1992, GMAC 1992-F Grantor Trust acquired retail finance receivables aggregating approximately $1,644.6 million from the Seller in exchange for certificates representing undivided ownership interests in the Trust of 91 percent for the Class A certificates and 9 percent for the Class B certificates. The Trust property includes a pool of retail instalment sale contracts for new and used automobiles and light trucks, certain monies due thereunder, and security interests in the vehicles financed thereby. The Seller has the option to repurchase the remaining receivables as of the last day of any month on or after which the principal balance declines below 10 percent of the aggregate amount financed.


NOTE 3.  PRINCIPAL AND INTEREST PAYMENTS

Principal (including prepayments) and interest are passed through and distributed pro rata to Class A and Class B certificateholders on each distribution date commencing October 15, 1992. Principal consists of payments on the receivables that are allocable to repayment of the amount sold as determined on a constant interest rate basis (the "actuarial method"). Interest is passed through and distributed to Class A certificateholders at one-twelfth of the pass through rate of 4.50 percent per annum. Interest consists of payments on the receivables that are allocable to finance charges, using the actuarial method, net of fees and expenses. The rights of the Class B certificateholders to receive monthly distributions with respect to the receivables are subordinated to the rights of the Class A certificateholders. The distribution date is the 15th day of each month (or, if such 15th day is not a business day, the next following business day).


NOTE 4.  FEDERAL INCOME TAX

The Trust is classified as a grantor trust, and therefore is not taxable as a corporation for federal income tax purposes. Each certificateholder will be treated as the owner of a pro rata undivided interest in each of the receivables in the Trust.






                                                              Exhibit 20.2
                                                              Page 1 of 3


                            GMAC 1993-A GRANTOR TRUST

                       STATEMENT OF ASSETS AND LIABILITIES




                                          March 31,     Dec. 31,    March 31,
                                             1996         1995        1995
                                          --------      --------    ---------
                                               (in millions of dollars)
ASSETS

Receivables (Note 2) ..................... $  106.2     $  141.2    $  306.4
                                           --------     --------    --------


TOTAL ASSETS ............................. $  106.2     $  141.2    $  306.4
                                           ========     ========    ========



LIABILITIES

Asset-Backed Certificates
  (Notes 2 and 3) ........................ $  106.2     $  141.2    $  306.4
                                           --------     --------    --------

TOTAL LIABILITIES ........................ $  106.2     $  141.2    $  306.4
                                           ========     ========    ========



Reference should be made to the Notes to Financial Statements.
























                                                             Exhibit 20.2
                                                             Page 2 of 3


                            GMAC 1993-A GRANTOR TRUST

                        STATEMENT OF DISTRIBUTABLE INCOME






                                                     Three Months Ended
                                                          March 31,
                                                    ---------------------
                                                      1996          1995
                                                      ----          ----
                                                   (in millions of dollars)
Distributable Income

  Allocable to Principal .........................  $   35.0     $   73.0

  Allocable to Interest  .........................       1.3          3.6
                                                    --------     --------
Distributable Income .............................  $   36.3     $   76.6
                                                    ========     ========


Income Distributed ...............................  $   36.3     $   76.6
                                                    ========     ========


Reference should be made to the Notes to Financial Statements.






























                                                             Exhibit 20.2
                                                             Page 3 of 3

                            GMAC 1993-A GRANTOR TRUST

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1.  BASIS OF ACCOUNTING

The financial statements of the GMAC 1993-A Grantor Trust (the "Trust") are prepared on the basis of cash receipts and cash disbursements. Such financial statements differ from financial statements prepared in accordance with generally accepted accounting principles in that interest income and the related assets are recognized when received rather than when earned and distributions to certificateholders are recognized when paid rather than when the obligation is incurred. Certain expenses of the Trust are paid by Capital Auto Receivables, Inc. (the "Seller").


NOTE 2.  SALE OF CERTIFICATES

On March 24, 1993, GMAC 1993-A Grantor Trust acquired retail finance receivables aggregating approximately $1,403.0 million from the Seller in exchange for certificates representing undivided ownership interests in the Trust of 92.5 percent for the Class A certificates and 7.5 percent for the Class B certificates. The Trust property includes a pool of retail instalment sale contracts for new and used automobiles and light trucks, certain monies due thereunder, and security interests in the vehicles financed thereby. The Seller has the option to repurchase the remaining receivables as of the last day of any month on or after which the principal balance declines below 10 percent of the aggregate amount financed.


NOTE 3.  PRINCIPAL AND INTEREST PAYMENTS

Principal (including prepayments) and interest are passed through and distributed pro rata to Class A and Class B certificateholders on each distribution date commencing April 15, 1993. Principal consists of payments on the receivables that are allocable to repayment of the amount sold as determined on a constant interest rate basis (the "actuarial method"). Interest is passed through and distributed to Class A certificateholders at one-twelfth of the pass through rate of 4.15 percent per annum. Interest consists of payments on the receivables that are allocable to finance charges, using the actuarial method, net of fees and expenses. The rights of the Class B certificateholders to receive monthly distributions with respect to the receivables are subordinated to the rights of the Class A certificateholders. The distribution date is the 15th day of each month (or, if such 15th day is not a business day, the next following business day).


NOTE 4.  FEDERAL INCOME TAX

The Trust is classified as a grantor trust, and therefore is not taxable as a corporation for federal income tax purposes. Each certificateholder will be treated as the owner of a pro rata undivided interest in each of the receivables in the Trust.






                                                              Exhibit 20.3
                                                              Page 1 of 3



                            GMAC 1993-B GRANTOR TRUST

                       STATEMENT OF ASSETS AND LIABILITIES




                                           March 31,    Dec. 31,    March 31,
                                             1996         1995        1995
                                           ---------    --------    ---------
                                                (in millions of dollars)
ASSETS

Receivables (Note 2) ..................... $  253.9     $  316.3    $  574.2
                                           --------     --------    --------


TOTAL ASSETS ............................. $  253.9     $  316.3    $  574.2
                                           ========     ========    ========



LIABILITIES

Asset-Backed Certificates
  (Notes 2 and 3) ........................ $  253.9     $  316.3    $  574.2
                                           --------     --------    --------

TOTAL LIABILITIES ........................ $  253.9     $  316.3    $  574.2
                                           ========     ========    ========



Reference should be made to the Notes to Financial Statements.
























                                                             Exhibit 20.3
                                                             Page 2 of 3

                            GMAC 1993-B GRANTOR TRUST

                        STATEMENT OF DISTRIBUTABLE INCOME



                                                     Three Months Ended
                                                          March 31,
                                                     ------------------
                                                      1996          1995
                                                      ----          ----
                                                   (in millions of dollars)
Distributable Income

  Allocable to Principal .........................  $   62.4     $  105.0

  Allocable to Interest  .........................       2.9          6.4
                                                    --------     --------
Distributable Income .............................  $   65.3     $  111.4
                                                    ========     ========


Income Distributed ...............................  $   65.3     $  111.4
                                                    ========     ========


Reference should be made to the Notes to Financial Statements.

































                                                             Exhibit 20.3
                                                             Page 3 of 3


                            GMAC 1993-B GRANTOR TRUST

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1.  BASIS OF ACCOUNTING

The financial statements of the GMAC 1993-B Grantor Trust (the "Trust") are prepared on the basis of cash receipts and cash disbursements. Such financial statements differ from financial statements prepared in accordance with generally accepted accounting principles in that interest income and the related assets are recognized when received rather than when earned and distributions to certificateholders are recognized when paid rather than when the obligation is incurred. Certain expenses of the Trust are paid by Capital Auto Receivables, Inc. (the "Seller").


NOTE 2.  SALE OF CERTIFICATES

On September 16, 1993, GMAC 1993-B Grantor Trust acquired retail finance receivables aggregating approximately $1,450.6 million from the Seller in exchange for certificates representing undivided ownership interests in the Trust of 92.5 percent for the Class A certificates and 7.5 percent for the Class B certificates. The Trust property includes a pool of retail instalment sale contracts for new and used automobiles and light trucks, certain monies due thereunder, and security interests in the vehicles financed thereby. The Seller has the option to repurchase the remaining receivables as of the last day of any month on or after which the principal balance declines below 10 percent of the aggregate amount financed.


NOTE 3.  PRINCIPAL AND INTEREST PAYMENTS

Principal (including prepayments) and interest are passed through and distributed pro rata to Class A and Class B certificateholders on each distribution date commencing October 15, 1993. Principal consists of payments on the receivables that are allocable to repayment of the amount sold as determined on a constant interest rate basis (the "actuarial method"). Interest is passed through and distributed to Class A certificateholders at one-twelfth of the pass through rate of 4.00 percent per annum. Interest consists of payments on the receivables that are allocable to finance charges, using the actuarial method, net of fees and expenses. The rights of the Class B certificateholders to receive monthly distributions with respect to the receivables are subordinated to the rights of the Class A certificateholders. The distribution date is the 15th day of each month (or, if such 15th day is not a business day, the next following business day).


NOTE 4.  FEDERAL INCOME TAX

The Trust is classified as a grantor trust, and therefore is not taxable as a corporation for federal income tax purposes. Each certificateholder will be treated as the owner of a pro rata undivided interest in each of the receivables in the Trust.





                                                                    Exhibit 20.4
                                                                     Page 1 of 3



                            GMAC 1994-A GRANTOR TRUST

                       STATEMENT OF ASSETS AND LIABILITIES




                                           March 31,    Dec. 31,    March 31,
                                             1996         1995        1995
                                           ---------    --------    ---------
                                                (in millions of dollars)
ASSETS

Receivables (Note 2) ..................... $  428.9     $  506.2    $  795.9
                                           -------      --------    --------


TOTAL ASSETS ............................. $  428.9     $  506.2    $  795.9
                                           ========     ========    ========



LIABILITIES

Asset-Backed Certificates
  (Notes 2 and 3) ........................ $  428.9     $  506.2    $  795.9
                                           --------     --------    --------

TOTAL LIABILITIES ........................ $  428.9     $  506.2    $  795.9
                                           ========     ========    ========



Reference should be made to the Notes to Financial Statements.
























                                                            Exhibit 20.4
                                                            Page 2 of 3


                            GMAC 1994-A GRANTOR TRUST

                        STATEMENT OF DISTRIBUTABLE INCOME




                                                     Three Months Ended
                                                          March 31,
                                                    ---------------------
                                                      1996          1995
                                                    --------      ---------
                                                   (in millions of dollars)
Distributable Income

  Allocable to Principal .........................  $   77.3     $  105.9

  Allocable to Interest  .........................       7.6         13.6
                                                    --------     --------
Distributable Income .............................  $   84.9     $  119.5
                                                    ========     ========


Income Distributed ...............................  $   84.9     $  119.5
                                                    ========     ========


Reference should be made to the Notes to Financial Statements.































                                                            Exhibit 20.4
                                                            Page 3 of 3



                            GMAC 1994-A GRANTOR TRUST

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1.  BASIS OF ACCOUNTING

The financial statements of the GMAC 1994-A Grantor Trust (the "Trust") are prepared on the basis of cash receipts and cash disbursements. Such financial statements differ from financial statements prepared in accordance with generally accepted accounting principles in that interest income and the related assets are recognized when received rather than when earned and distributions to certificateholders are recognized when paid rather than when the obligation is incurred. Certain expenses of the Trust are paid by Capital Auto Receivables, Inc. (the "Seller").


NOTE 2.  SALE OF CERTIFICATES

On June 28, 1994, GMAC 1994-A Grantor Trust acquired retail finance receivables aggregating approximately $1,151.9 million from the Seller in exchange for certificates representing undivided ownership interests in the Trust of 93.5 percent for the Class A certificates and 6.5 percent for the Class B certificates. The Trust property includes a pool of retail instalment sale contracts for new and used automobiles and light trucks, certain monies due thereunder, and security interests in the vehicles financed thereby. The Seller has the option to repurchase the remaining receivables as of the last day of any month on or after which the principal balance declines below 10 percent of the aggregate amount financed.


NOTE 3.  PRINCIPAL AND INTEREST PAYMENTS

Principal (including prepayments) and interest are passed through and distributed pro rata to Class A and Class B certificateholders on each distribution date commencing July 15, 1994. Principal consists of payments on the receivables that are allocable to repayment of the amount sold as determined on a constant interest rate basis (the "actuarial method"). Interest is passed through and distributed to Class A certificateholders at one-twelfth of the pass through rate of 6.30 percent per annum. Interest consists of payments on the receivables that are allocable to finance charges, using the actuarial method, net of fees and expenses. The rights of the Class B certificateholders to receive monthly distributions with respect to the receivables are subordinated to the rights of the Class A certificateholders. The distribution date is the 15th day of each month (or, if such 15th day is not a business day, the next following business day).


NOTE 4.  FEDERAL INCOME TAX

The Trust is classified as a grantor trust, and therefore is not taxable as a corporation for federal income tax purposes. Each certificateholder will be treated as the owner of a pro rata undivided interest in each of the receivables in the Trust.




                                                              Exhibit 20.5
                                                              Page 1 of 3



                            GMAC 1995-A GRANTOR TRUST

                       STATEMENT OF ASSETS AND LIABILITIES




                                           March 31,    Dec. 31,    March 31,
                                             1996         1995        1995
                                           ---------    -------     ---------
                                                (in millions of dollars)
ASSETS

Receivables (Note 2) ..................... $  641.7     $  744.3    $1,104.6
                                           --------     --------    --------


TOTAL ASSETS ............................. $  641.7     $  744.3    $1,104.6
                                           ========     ========    ========



LIABILITIES

Asset-Backed Certificates
  (Notes 2 and 3) ........................ $  641.7     $  744.3    $1,104.6
                                           --------     --------    --------

TOTAL LIABILITIES ........................ $  641.7     $  744.3    $1,104.6
                                           ========     ========    ========



Reference should be made to the Notes to Financial Statements.
























                                                            Exhibit 20.5
                                                            Page 2 of 3


                            GMAC 1995-A GRANTOR TRUST

                        STATEMENT OF DISTRIBUTABLE INCOME




                                                     Three Months Ended
                                                          March 31,
                                                    ---------------------
                                                      1996          1995*
                                                    --------       -------
                                                   (in millions of dollars)
Distributable Income

  Allocable to Principal .........................  $  102.6     $    0.0

  Allocable to Interest  .........................      12.7          0.0
                                                    --------     --------
Distributable Income .............................  $  115.3     $    0.0
                                                    ========     ========


Income Distributed ...............................  $  115.3     $    0.0
                                                    ========     ========


* Represents the period March 16, 1995 (inception) through March 31, 1995.



  Reference should be made to the Notes to Financial Statements.



























                                                            Exhibit 20.5
                                                            Page 3 of 3


                            GMAC 1995-A GRANTOR TRUST

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1.  BASIS OF ACCOUNTING

The financial statements of the GMAC 1995-A Grantor Trust (the "Trust") are prepared on the basis of cash receipts and cash disbursements. Such financial statements differ from financial statements prepared in accordance with generally accepted accounting principles in that interest income and the related assets are recognized when received rather than when earned and distributions to certificateholders are recognized when paid rather than when the obligation is incurred. Certain expenses of the Trust are paid by Capital Auto Receivables, Inc. (the "Seller").


NOTE 2.  SALE OF CERTIFICATES

On March 16, 1995, GMAC 1995-A Grantor Trust acquired retail finance receivables aggregating approximately $1,104.6 million from the Seller in exchange for certificates representing undivided ownership interests in the Trust of 93.5 percent for the Class A certificates and 6.5 percent for the Class B certificates. The Trust property includes a pool of retail instalment sale contracts for new and used automobiles and light trucks, certain monies due thereunder and security interests in the vehicles financed thereby. The Seller has the option to repurchase the remaining receivables as of the last day of any month on or after which the principal balance declines below 10 percent of the aggregate amount financed.


NOTE 3.  PRINCIPAL AND INTEREST PAYMENTS

Principal (including prepayments) and interest are passed through and distributed pro rata to Class A and Class B certificateholders on each distribution date commencing April 17, 1995. Principal consists of payments on the receivables that are allocable to repayment of the amount sold as determined on a constant interest rate basis (the "actuarial method"). Interest is passed through and distributed to Class A certificateholders at one-twelfth of the pass through rate of 7.15 percent per annum. Interest consists of payments on the receivables that are allocable to finance charges, using the actuarial method, net of fees and expenses. The rights of the Class B certificateholders to receive monthly distributions with respect to the receivables are subordinated to the rights of the Class A certificateholders. The distribution date is the 15th day of each month (or, if such 15th day is not a business day, the next following business day).


NOTE 4.  FEDERAL INCOME TAX

The Trust is classified as a grantor trust, and therefore is not taxable as a corporation for federal income tax purposes. Each certificateholder will be treated as the owner of a pro rata undivided interest in each of the receivables in the Trust.