Form 10-Q
period 1996-06-30
GMAC AUTO RECEIVABLES CORP; GMAC 1992-F GRANTOR TRUST
filed 1996-08-08
CIK 869739, 882243

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996, OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO __________.


      GMAC 1992-F GRANTOR TRUST                          33-49037
      GMAC 1993-A GRANTOR TRUST                          33-49197
      GMAC 1993-B GRANTOR TRUST                          33-49197
      GMAC 1994-A GRANTOR TRUST                          33-49197
      GMAC 1995-A GRANTOR TRUST                          33-49197
    -----------------------------                     ---------------
    (Exact name of registrants as                     Commission file
     specified in its charter)                            number


A National Banking Association                           36-0899825
- -------------------------------                     -------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)

One First National Plaza,
Suite 0126, Chicago, Illinois                            60670-0126
- ----------------------------------------                 -----------
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

ITEM 1. FINANCIAL STATEMENTS

        1.  Statement of Assets and Liabilities, June 30, 1996,
            December 31, 1995 and June 30, 1995.
        2.  Statement of Distributable Income for the Six Months
            Ended June 30, 1996 and 1995.
        3.  Notes to Financial Statements.

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



                                   PART II


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Each of the Grantor Trusts, listed in the table on the following page, was formed by GMAC Auto Receivables Corporation (the "Seller") pursuant to a Pooling and Servicing Agreement between the Seller and The First National Bank of Chicago, as trustee. Effective February 22, 1996, the Board of Directors of GMAC Auto Receivables Corporation approved the merger of and authorized the execution of an Agreement and Plan of Merger by and between Capital Auto Receivables, Inc. and GMAC Auto Receivables Corporation. The separate corporate existence of GMAC Auto Receivables Corporation has ceased and Capital Auto Receivables, Inc. continues as the surviving corporation. Each Trust acquired retail finance receivables from the Seller in the aggregate amount as shown below in exchange for certificates representing undivided ownership interests in each Trust. Each Trust's property includes a pool of retail instalment sale contracts secured by new and used automobiles and light trucks, certain monies due thereunder and security interests in the vehicles financed thereby.

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


                                           Aggregate Amount Financed
                                    ---------------------------------------
                Date of Pooling       Retail     Asset-Backed Certificates
Grantor          and Servicing        Finance    --------------------------
 Trust             Agreement         Receivables     Class A        Class B
- -------         ---------------      -----------     -------        -------
                                            (in millions of dollars)

GMAC 1992-F     September 29, 1992   $ 1,644.6     $ 1,496.6        $ 148.0

GMAC 1993-A     March 24, 1993         1,403.0       1,297.8          105.2

GMAC 1993-B     September 16, 1993     1,450.6       1,341.8          108.8

GMAC 1994-A     June 28, 1994          1,151.9       1,077.0           74.9

GMAC 1995-A     March 16, 1995         1,104.6       1,032.8           71.8


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




                           --------------------

                         PART II.  OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:


             20.1 GMAC 1992-F Grantor Trust Financial Statements for the Six Months Ended June 30, 1996 and 1995.

             20.2 GMAC 1993-A Grantor Trust Financial Statements for the Six Months Ended June 30, 1996 and 1995.

             20.3 GMAC 1993-B Grantor Trust Financial Statements for the Six Months Ended June 30, 1996 and 1995.

             20.4 GMAC 1994-A Grantor Trust Financial Statements for the Six Months Ended June 30, 1996 and 1995.

             20.5 GMAC 1995-A Grantor Trust Financial Statements for the Six Months Ended June 30, 1996 and the period March 16, 1995 (inception) through June 30, 1995.





        (b)  Reports on Form 8-K:

            No current reports on Form 8-K have been filed by any of the aforementioned Grantor Trusts during the quarter ended June 30, 1996.



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

Date: August 8, 1996
      --------------

                                                              Exhibit 20.1
                                                               Page 1 of 3



                            GMAC 1992-F GRANTOR TRUST

                       STATEMENT OF ASSETS AND LIABILITIES



                                           June 30,     Dec. 31,    June 30,
                                             1996         1995        1995
                                           --------     --------    --------
                                                (in millions of dollars)
ASSETS

Receivables (Note 2) ..................... $   64.3     $  149.1    $  275.7
                                           --------     --------    --------


TOTAL ASSETS ............................. $   64.3     $  149.1    $  275.7
                                           ========     ========    ========



LIABILITIES

Asset-Backed Certificates
  (Notes 2 and 3) ........................ $   64.3     $  149.1    $  275.7
                                           --------     --------    --------

TOTAL LIABILITIES ........................ $   64.3     $  149.1    $  275.7
                                           ========     ========    ========



Reference should be made to the Notes to Financial Statements.

                                                             Exhibit 20.1
                                                              Page 2 of 3

                            GMAC 1992-F GRANTOR TRUST

                        STATEMENT OF DISTRIBUTABLE INCOME



                                                Period Ended June 30
                                          Second Quarter       Six Months
                                          --------------     --------------
                                          1996      1995     1996      1995
                                          ----      ----     ----      ----
                                               (in millions of dollars)

Distributable Income

  Allocable to Principal ...........   $  36.5   $  79.6   $   84.8  $  166.9

  Allocable to Interest  ...........       1.0       3.7        2.5       8.3
                                       -------   -------   --------  --------
Distributable Income ...............   $  37.5   $  83.3   $   87.3  $  175.2
                                       =======   =======   ========  ========


Income Distributed .................   $  37.5   $  83.3   $   87.3  $  175.2
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

                                                              Exhibit 20.2
                                                               Page 1 of 3


                           GMAC 1993-A GRANTOR TRUST

                       STATEMENT OF ASSETS AND LIABILITIES




                                           June 30,     Dec. 31,    June 30,
                                             1996         1995        1995
                                           --------     --------    --------
                                                (in millions of dollars)
ASSETS

Receivables (Note 2) ..................... $   76.8     $  141.2    $  241.0
                                           --------     --------    --------


TOTAL ASSETS ............................. $   76.8     $  141.2    $  241.0
                                           ========     ========    ========



LIABILITIES

Asset-Backed Certificates
  (Notes 2 and 3) ........................ $   76.8     $  141.2    $  241.0
                                           --------     --------    --------

TOTAL LIABILITIES ........................ $   76.8     $  141.2    $  241.0
                                           ========     ========    ========



Reference should be made to the Notes to Financial Statements.

                                                             Exhibit 20.2
                                                              Page 2 of 3


                         GMAC 1993-A GRANTOR TRUST

                        STATEMENT OF DISTRIBUTABLE INCOME






                                                Period Ended June 30
                                          Second Quarter       Six Months
                                          --------------     --------------
                                          1996      1995     1996      1995
                                          ----      ----     ----      ----
                                               (in millions of dollars)

Distributable Income

  Allocable to Principal ...........   $  29.4   $  65.4   $   64.4  $  138.4

  Allocable to Interest  ...........       1.0       2.9        2.3       6.5
                                       -------   -------   --------  --------
Distributable Income ...............   $  30.4   $  68.3   $   66.7  $  144.9
                                       =======   =======   ========  ========


Income Distributed .................   $  30.4   $  68.3   $   66.7  $  144.9
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

                                                              Exhibit 20.3
                                                               Page 1 of 3



                            GMAC 1993-B GRANTOR TRUST

                       STATEMENT OF ASSETS AND LIABILITIES




                                           June 30,     Dec. 31,    June 30,
                                             1996         1995        1995
                                           --------     --------    --------
                                               (in millions of dollars)
ASSETS

Receivables (Note 2) ..................... $  197.6     $  316.3    $  476.4
                                           --------     --------    --------



TOTAL ASSETS ............................. $  197.6     $  316.3    $  476.4
                                           ========     ========    ========



LIABILITIES

Asset-Backed Certificates
  (Notes 2 and 3) ........................ $  197.6     $  316.3    $  476.4
                                           --------     --------    --------

TOTAL LIABILITIES ........................ $  197.6     $  316.3    $  476.4
                                           ========     ========    ========



Reference should be made to the Notes to Financial Statements.

                                                             Exhibit 20.3
                                                              Page 2 of 3

                            GMAC 1993-B GRANTOR TRUST

                        STATEMENT OF DISTRIBUTABLE INCOME



                                                Period Ended June 30
                                          Second Quarter       Six Months
                                          --------------     --------------
                                          1996      1995     1996      1995
                                          ----      ----     ----      ----
                                               (in millions of dollars)

Distributable Income

  Allocable to Principal ...........   $  56.3   $  97.8   $  118.7  $  202.8

  Allocable to Interest  ...........       2.4       5.4        5.3      11.8
                                       -------   -------   --------  --------
Distributable Income ...............   $  58.7   $ 103.2   $  124.0  $  214.6
                                       =======   =======   ========  ========


Income Distributed .................   $  58.7   $ 103.2   $  124.0  $  214.6
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

                                                                    Exhibit 20.4
                                                                     Page 1 of 3



                            GMAC 1994-A GRANTOR TRUST

                       STATEMENT OF ASSETS AND LIABILITIES




                                           June 30,     Dec. 31,    June 30,
                                             1996         1995        1995
                                           --------     --------    --------
                                                (in millions of dollars)
ASSETS

Receivables (Note 2) ..................... $  356.4     $  506.2    $  691.5
                                           --------     --------    --------


TOTAL ASSETS ............................. $  356.4     $  506.2    $  691.5
                                           ========     ========    ========



LIABILITIES

Asset-Backed Certificates
  (Notes 2 and 3) ........................ $  356.4     $  506.2    $  691.5
                                           --------     --------    --------

TOTAL LIABILITIES ........................ $  356.4     $  506.2    $  691.5
                                           ========     ========    ========



Reference should be made to the Notes to Financial Statements.

                                                            Exhibit 20.4
                                                             Page 2 of 3


                          GMAC 1994-A GRANTOR TRUST

                        STATEMENT OF DISTRIBUTABLE INCOME




                                                Period Ended June 30
                                          Second Quarter       Six Months
                                          --------------     --------------
                                          1996      1995     1996      1995
                                          ----      ----     ----      ----
                                               (in millions of dollars)

Distributable Income

  Allocable to Principal ...........   $  72.5   $ 104.4   $  149.8  $  210.3

  Allocable to Interest  ...........       6.4      12.0       14.0      25.6
                                       -------   -------   --------  --------
Distributable Income ...............   $  78.9   $ 116.4   $  163.8  $  235.9
                                       =======   =======   ========  ========


Income Distributed .................   $  78.9   $ 116.4   $  163.8  $  235.9
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

                                                              Exhibit 20.5
                                                               Page 1 of 3



                           GMAC 1995-A GRANTOR TRUST

                       STATEMENT OF ASSETS AND LIABILITIES




                                           June 30,     Dec. 31,    June 30,
                                             1996         1995        1995
                                           --------     --------    --------
                                                (in millions of dollars)
ASSETS

Receivables (Note 2) ..................... $  547.1     $  744.3    $  985.8



TOTAL ASSETS ............................. $  547.1     $  744.3    $  985.8
                                           ========     ========    ========



LIABILITIES

Asset-Backed Certificates
  (Notes 2 and 3) ........................ $  547.1     $  744.3    $  985.8
                                           --------     --------    --------

TOTAL LIABILITIES ........................ $  547.1     $  744.3    $  985.8
                                           ========     ========    ========



Reference should be made to the Notes to Financial Statements.

                                                            Exhibit 20.5
                                                             Page 2 of 3


                           GMAC 1995-A GRANTOR TRUST

                        STATEMENT OF DISTRIBUTABLE INCOME




                                                Period Ended June 30
                                          Second Quarter       Six Months
                                          --------------     --------------
                                          1996      1995*    1996      1995*
                                          ----      -----    ----      -----
                                               (in millions of dollars)

Distributable Income

  Allocable to Principal ...........   $  94.6   $ 118.8   $  197.2  $  118.8

  Allocable to Interest  ...........      10.9      19.0       23.6      19.0
                                       -------   -------   --------  --------
Distributable Income ...............   $ 105.5   $ 137.8   $  220.8  $  137.8
                                       =======   =======   ========  ========


Income Distributed .................   $ 105.5   $ 137.8   $  220.8  $  137.8
                                       =======   =======   ========  ========



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