Form 10-Q
period 1996-09-30
GMAC AUTO RECEIVABLES CORP; GMAC 1992-F GRANTOR TRUST
filed 1996-11-13
CIK 869739, 882243

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-Q

(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996, OR

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

ITEM 1. FINANCIAL STATEMENTS

        1. Statement of Assets and Liabilities, September 30, 1996, December 31, 1995 and September 30, 1995.
        2. Statement of Distributable Income for the Third Quarter and Nine Months Ended September 30, 1996 and 1995.
        3.  Notes to Financial Statements.

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


                                           Aggregate Amount Financed
                                     --------------------------------------
                 Date of Pooling       Retail     Asset-Backed Certificates
Grantor           and Servicing        Finance    -------------------------
 Trust              Agreement        Receivables     Class A        Class B
-------         -----------------    -----------     -------        -------
                                            (in millions of dollars)

GMAC 1992-F     September 29, 1992   $ 1,644.6     $ 1,496.6        $ 148.0

GMAC 1993-A     March 24, 1993         1,403.0       1,297.8          105.2

GMAC 1993-B     September 16, 1993     1,450.6       1,341.8          108.8

GMAC 1994-A     June 28, 1994          1,151.9       1,077.0           74.9

GMAC 1995-A     March 16, 1995         1,104.6       1,032.8           71.8


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




                           --------------------

                         PART II.  OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:


            20.1 GMAC 1992-F Grantor Trust Financial Statements for the Third Quarter and Nine Months Ended September 30, 1996 and 1995.

            20.2 GMAC 1993-A Grantor Trust Financial Statements for the Third Quarter and Nine Months Ended September 30, 1996 and 1995.

            20.3 GMAC 1993-B Grantor Trust Financial Statements for the Third Quarter and Nine Months Ended September 30, 1996 and 1995.

            20.4 GMAC 1994-A Grantor Trust Financial Statements for the Third Quarter and Nine Months Ended September 30, 1996 and 1995.

            20.5 GMAC 1995-A Grantor Trust Financial Statements for the Third Quarter and Nine Months Ended September 30, 1996, the Third Quarter 1995, and the period March 16, 1995 (inception) through September 30, 1995.





        (b) Reports on Form 8-K:

            No current reports on Form 8-K have been filed by any of the aforementioned Grantor Trusts during the quarter ended September 30, 1996.



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

Date: November 13, 1996
      -----------------

                                                              Exhibit 20.1
                                                              Page 1 of 3



                                GMAC 1992-F GRANTOR TRUST

                          STATEMENT OF ASSETS AND LIABILITIES



                                           Sept. 30,    Dec. 31,    Sept. 30,
                                             1996         1995        1995
                                           --------     --------    --------
                                               (in millions of dollars)
ASSETS

Receivables (Note 2) ..................... $   40.7     $  149.1    $  206.9
                                           --------     --------    --------


TOTAL ASSETS ............................. $   40.7     $  149.1    $  206.9
                                           ========     ========    ========



LIABILITIES

Asset-Backed Certificates
  (Notes 2 and 3) ........................ $   40.7     $  149.1    $  206.9
                                           --------     --------    --------

TOTAL LIABILITIES ........................ $   40.7     $  149.1    $  206.9
                                           ========     ========    ========



Reference should be made to the Notes to Financial Statements.

                                                             Exhibit 20.1
                                                             Page 2 of 3

                              GMAC 1992-F GRANTOR TRUST

                          STATEMENT OF DISTRIBUTABLE INCOME



                                              Period Ended September 30
                                          Third  Quarter      Nine Months
                                          --------------     --------------
                                          1996      1995     1996      1995
                                          ----      ----     ----      ----
                                                (in millions of dollars)

Distributable Income

  Allocable to Principal ...........   $  23.6   $  68.8   $  108.4  $  235.7

  Allocable to Interest  ...........       0.6       2.9        3.1      11.2
                                       -------   -------   --------  --------
Distributable Income ...............   $  24.2   $  71.7   $  111.5  $  246.9
                                       =======   =======   ========  ========


Income Distributed .................   $  24.2   $  71.7   $  111.5  $  246.9
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

                                                              Exhibit 20.2
                                                              Page 1 of 3


                           GMAC 1993-A GRANTOR TRUST

                      STATEMENT OF ASSETS AND LIABILITIES




                                           Sept. 30,    Dec. 31,    Sept. 30,
                                             1996         1995        1995
                                           --------     --------    --------
                                                 (in millions of dollars)
ASSETS

Receivables (Note 2) ..................... $   53.6     $  141.2    $  185.5
                                           --------     --------    --------


TOTAL ASSETS ............................. $   53.6     $  141.2    $  185.5
                                           ========     ========    ========



LIABILITIES

Asset-Backed Certificates
  (Notes 2 and 3) ........................ $   53.6     $  141.2    $  185.5
                                           --------     --------    --------

TOTAL LIABILITIES ........................ $   53.6     $  141.2    $  185.5
                                           ========     ========    ========



Reference should be made to the Notes to Financial Statements.

                                                             Exhibit 20.2
                                                             Page 2 of 3


                         GMAC 1993-A GRANTOR TRUST

                      STATEMENT OF DISTRIBUTABLE INCOME






                                              Period Ended September 30
                                          Third  Quarter      Nine Months
                                          --------------     --------------
                                          1996      1995     1996      1995
                                          ----      ----     ----      ----
                                               (in millions of dollars)

Distributable Income

  Allocable to Principal ...........   $  23.2   $  55.5   $   87.6  $  193.9

  Allocable to Interest  ...........       0.7       2.4        3.0       8.9
                                       -------   -------   --------  --------
Distributable Income ...............   $  23.9   $  57.9   $   90.6  $  202.8
                                       =======   =======   ========  ========


Income Distributed .................   $  23.9   $  57.9   $   90.6  $  202.8
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

                                                              Exhibit 20.3
                                                              Page 1 of 3



                              GMAC 1993-B GRANTOR TRUST

                          STATEMENT OF ASSETS AND LIABILITIES




                                           Sept. 30,    Dec. 31,    Sept. 30,
                                             1996         1995        1995
                                           --------     --------    --------
                                                (in millions of dollars)
ASSETS

Receivables (Note 2) ..................... $  150.9     $  316.3    $  389.3
                                           --------     --------    --------


TOTAL ASSETS ............................. $  150.9     $  316.3    $  389.3
                                           ========     ========    ========



LIABILITIES

Asset-Backed Certificates
  (Notes 2 and 3) ........................ $  150.9     $  316.3    $  389.3
                                           --------     --------    --------

TOTAL LIABILITIES ........................ $  150.9     $  316.3    $  389.3
                                           ========     ========    ========



Reference should be made to the Notes to Financial Statements.

                                                             Exhibit 20.3
                                                             Page 2 of 3

                            GMAC 1993-B GRANTOR TRUST

                        STATEMENT OF DISTRIBUTABLE INCOME



                                              Period Ended September 30
                                          Third  Quarter      Nine Months
                                          --------------     --------------
                                          1996      1995     1996      1995
                                          ----      ----     ----      ----
                                               (in millions of dollars)

Distributable Income

  Allocable to Principal ...........   $  46.7   $  87.1   $  165.4  $  289.9

  Allocable to Interest  ...........       1.8       4.5        7.1      16.3
                                       -------   -------   --------  --------
Distributable Income ...............   $  48.5   $  91.6   $  172.5  $  306.2
                                       =======   =======   ========  ========


Income Distributed .................   $  48.5   $  91.6   $  172.5  $  306.2
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

                                                                Exhibit 20.4
                                                                Page 1 of 3



                               GMAC 1994-A GRANTOR TRUST

                          STATEMENT OF ASSETS AND LIABILITIES




                                           Sept. 30,    Dec. 31,    Sept. 30,
                                             1996         1995        1995
                                           --------     --------    --------
                                                 (in millions of dollars)
ASSETS

Receivables (Note 2) ..................... $  293.2     $  506.2    $  593.2
                                           --------     --------    --------


TOTAL ASSETS ............................. $  293.2     $  506.2    $  593.2
                                           ========     ========    ========



LIABILITIES

Asset-Backed Certificates
  (Notes 2 and 3) ........................ $  293.2     $  506.2    $  593.2
                                           --------     --------    --------

TOTAL LIABILITIES ........................ $  293.2     $  506.2    $  593.2
                                           ========     ========    ========



Reference should be made to the Notes to Financial Statements.

                                                            Exhibit 20.4
                                                            Page 2 of 3


                             GMAC 1994-A GRANTOR TRUST

                          STATEMENT OF DISTRIBUTABLE INCOME




                                              Period Ended September 30
                                          Third  Quarter      Nine Months
                                          --------------     --------------
                                          1996      1995     1996      1995
                                          ----      ----     ----      ----
                                               (in millions of dollars)

Distributable Income

  Allocable to Principal ...........   $  63.2   $  98.3   $  213.0  $  308.6

  Allocable to Interest  ...........       5.3      10.4       19.3      36.0
                                       -------   -------   --------  --------
Distributable Income ...............   $  68.5   $ 108.7   $  232.3  $  344.6
                                       =======   =======   ========  ========


Income Distributed .................   $  68.5   $ 108.7   $  232.3  $  344.6
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

                                                              Exhibit 20.5
                                                              Page 1 of 3



                           GMAC 1995-A GRANTOR TRUST

                      STATEMENT OF ASSETS AND LIABILITIES




                                           Sept. 30,    Dec. 31,    Sept. 30,
                                             1996         1995        1995
                                           --------     --------    --------
                                               (in millions of dollars)
ASSETS

Receivables (Note 2) ..................... $  464.7     $  744.3    $  858.3
                                           --------     --------    --------


TOTAL ASSETS ............................. $  464.7     $  744.3    $  858.3
                                           ========     ========    ========



LIABILITIES

Asset-Backed Certificates
  (Notes 2 and 3) ........................ $  464.7     $  744.3    $  858.3
                                           --------     --------    --------

TOTAL LIABILITIES ........................ $  464.7     $  744.3    $  858.3
                                           ========     ========    ========



Reference should be made to the Notes to Financial Statements.

                                                            Exhibit 20.5
                                                            Page 2 of 3


                           GMAC 1995-A GRANTOR TRUST

                       STATEMENT OF DISTRIBUTABLE INCOME




                                              Period Ended September 30
                                          Third  Quarter      Nine Months
                                          --------------     --------------
                                          1996      1995     1996      1995*
                                          ----      ----     ----      ----
                                               (in millions of dollars)

Distributable Income

  Allocable to Principal ...........   $  82.4   $ 127.5   $  279.6  $  246.3

  Allocable to Interest  ...........       9.3      16.9       32.9      35.9
                                       -------   -------   --------  --------
Distributable Income ...............   $  91.7   $ 144.4   $  312.5  $  282.2
                                       =======   =======   ========  ========


Income Distributed .................   $  91.7   $ 144.4   $  312.5  $  282.2
                                       =======   =======   ========  ========



* Represents the period March 16, 1995 (inception) through September 30, 1995.



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