Form 10-K
period 1996-12-31
GMAC AUTO RECEIVABLES CORP; GMAC 1992-F GRANTOR TRUST
filed 1997-03-27
CIK 869739, 882243

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-K

(Mark One)

 X ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 1996, OR

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

Indicate by check mark whether each of the registrants (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

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

                                             Original Aggregate Amount
                                       -----------------------------------
                 Date of Pooling        Retail     Asset-Backed Certificates
Grantor           and Servicing         Finance    -------------------------
 Trust              Agreement          Receivables  Class A        Class B
-------         ------------------     -----------  --------       -------
                                             (in millions of dollars)

GMAC 1992-F     September 29, 1992       1,644.6     1,496.6         148.0

GMAC 1993-A     March 24, 1993           1,403.0     1,297.8         105.2

GMAC 1993-B     September 16, 1993       1,450.6     1,341.8         108.8

GMAC 1994-A     June 28, 1994            1,151.9     1,077.0          74.9

GMAC 1995-A     March 16, 1995           1,104.6     1,032.8          71.8



General Motors Acceptance Corporation, the originator of the retail receivables, continues to service the receivables for each of the aforementioned Grantor Trusts and receives compensation and fees for such services. Investors receive monthly payments of the pro rata portion of principal and interest for each Trust as the receivables are liquidated.

                           ------------------------

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                         CROSS REFERENCE SHEET

Exhibit No.                    Caption                               Page
-----------   ----------------------------------------------------   -----


     --       GMAC 1992-F Grantor Trust, Independent Auditors'
              Report, Financial Statements and Selected Quarterly     II-3
              Data for the Year Ended December 31, 1996.

     --       GMAC 1993-A Grantor Trust, Independent Auditors'
              Report, Financial Statements and Selected Quarterly     II-8
              Data for the Year Ended December 31, 1996.

     --       GMAC 1993-B Grantor Trust, Independent Auditors'
              Report, Financial Statements and Selected Quarterly II-13 Data for the Year Ended December 31, 1996.

     --       GMAC 1994-A Grantor Trust, Independent Auditors'
              Report, Financial Statements and Selected Quarterly    II-18
              Data for the Year Ended December 31, 1996.

     --       GMAC 1995-A Grantor Trust, Independent Auditors'
              Report, Financial Statements and Selected Quarterly II-23 Data for the Year Ended December 31, 1996.

     27.1     Financial Data Schedule for GMAC 1992-F Grantor
              Trust (for SEC electronic filing purposes only).         --

     27.2     Financial Data Schedule for GMAC 1993-A, 1993-B,
              1994-A and 1995-A Grantor Trusts (for SEC electronic
              filing purposes only).                                   --

                          INDEPENDENT AUDITORS' REPORT


March 3, 1997


The GMAC 1992-F Grantor Trust, its Certificateholders, Capital Auto Receivables, Inc., and The First National Bank of Chicago, Trustee:

We have audited the accompanying Statement of Assets and Liabilities of the GMAC 1992-F Grantor Trust as of December 31, 1996 and 1995, and the related Statement of Distributable Income for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the assets and liabilities of the GMAC 1992-F Grantor Trust at December 31, 1996 and 1995, and its distributable income and distributions for each of the three years in the period ended December 31, 1996, on the basis of accounting described in Note 1.



s\ Deloitte & Touche LLP
-------------------------
Deloitte & Touche LLP
600 Renaissance Center
Detroit, Michigan 48243

                            GMAC 1992-F GRANTOR TRUST

                       STATEMENT OF ASSETS AND LIABILITIES



                                                        December 31,
                                                     1996          1995
                                                    -------       -------
ASSETS                                             (in millions of dollars)

Receivables (Note 2) .............................. $  24.9       $ 149.1
                                                    -------       -------

TOTAL ASSETS ...................................... $  24.9       $ 149.1
                                                    =======       =======


LIABILITIES

Asset-Backed Certificates
  (Notes 2 and 3) ................................. $  24.9       $ 149.1
                                                    -------       -------

TOTAL LIABILITIES ................................. $  24.9       $ 149.1
                                                    =======       =======



Reference should be made to the Notes to Financial Statements.

                            GMAC 1992-F GRANTOR TRUST

                        STATEMENT OF DISTRIBUTABLE INCOME





                                              Year Ended December 31,
                                           1996        1995        1994
                                          ------      ------      ------
                                             (in millions of dollars)
Distributable Income

  Allocable to Principal ...............  $ 124.2     $ 293.5     $ 466.1

  Allocable to Interest  ...............      3.5        13.3        30.6
                                          -------     -------     -------
Distributable Income ...................  $ 127.7     $ 306.8     $ 496.7
                                          =======     =======     =======


Income Distributed .....................  $ 127.7     $ 306.8     $ 496.7
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


NOTE 2.  SALE OF CERTIFICATES

On September 29, 1992, GMAC 1992-F Grantor Trust acquired retail finance receivables aggregating approximately $1,644.6 million from the Seller in exchange for certificates representing undivided ownership interests in the Trust of 91% for the Class A certificates and 9% for the Class B certificates. The Trust property includes a pool of retail instalment sale contracts for new and used automobiles and light trucks, certain monies due thereunder, and security interests in the vehicles financed thereby. The Seller has the option to repurchase the remaining receivables as of the last day of any month on or after which the principal balance declines below 10% of the aggregate amount financed. On January 15, 1997, GMAC exercised this option and repurchased the remaining receivables in GMAC 1992-F Grantor Trust as of February 18, 1997.


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

                            GMAC 1992-F GRANTOR TRUST

                    SUPPLEMENTARY FINANCIAL DATA (unaudited)

                    SUMMARY OF QUARTERLY DISTRIBUTABLE INCOME





1996 Quarters                           Principal   Interest     Total
------------------------------------    ---------   --------   ---------
                                             (in millions of dollars)

First quarter ......................    $    48.3   $    1.5   $    49.8

Second quarter .....................         36.5        1.0        37.5

Third quarter ......................         23.6        0.6        24.2

Fourth quarter .....................         15.8        0.4        16.2
                                        ---------   --------   ---------
     Total .........................    $   124.2   $    3.5   $   127.7
                                        =========   ========   =========



1995 Quarters                           Principal   Interest     Total
------------------------------------    ---------   --------   ---------
                                             (in millions of dollars)

First quarter ......................    $    87.3   $    4.6   $    91.9

Second quarter .....................         79.6        3.7        83.3

Third quarter ......................         68.8        2.9        71.7

Fourth quarter .....................         57.8        2.1        59.9
                                        ---------   --------   ---------
     Total .........................    $   293.5   $   13.3   $   306.8
                                        =========   ========   =========



1994 Quarters                           Principal   Interest     Total
------------------------------------    ---------   --------   ---------
                                             (in millions of dollars)

First quarter ......................    $   129.5   $    9.7   $   139.2

Second quarter .....................        124.8        8.3       133.1

Third quarter ......................        112.8        6.9       119.7

Fourth quarter .....................         99.0        5.7       104.7
                                        ---------   --------   ---------
     Total .........................    $   466.1   $   30.6   $   496.7
                                        =========   ========   =========

                          INDEPENDENT AUDITORS' REPORT


March 3, 1997

The GMAC 1993-A Grantor Trust, its Certificateholders, Capital Auto Receivables, Inc., and The First National Bank of Chicago, Trustee:

We have audited the accompanying Statement of Assets and Liabilities of the GMAC 1993-A Grantor Trust as of December 31, 1996 and 1995, and the related Statement of Distributable Income for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the assets and liabilities of the GMAC 1993-A Grantor Trust at December 31, 1996 and 1995, and its distributable income and distributions for each of the three years in the period ended December 31, 1996, on the basis of accounting described in Note 1.


s\ Deloitte & Touche LLP
-------------------------
Deloitte & Touche LLP
600 Renaissance Center
Detroit, Michigan 48243

                            GMAC 1993-A GRANTOR TRUST

                       STATEMENT OF ASSETS AND LIABILITIES


                                                        December 31,
                                                     1996          1995
                                                    -------       -------
ASSETS                                             (in millions of dollars)

Receivables (Note 2) .............................. $  36.0       $ 141.2
                                                    -------       -------

TOTAL ASSETS ...................................... $  36.0       $ 141.2
                                                    =======       =======


LIABILITIES

Asset-Backed Certificates
  (Notes 2 and 3) ................................. $  36.0       $ 141.2
                                                    -------       -------

TOTAL LIABILITIES ................................. $  36.0       $ 141.2
                                                    =======       =======



Reference should be made to the Notes to Financial Statements.

                            GMAC 1993-A GRANTOR TRUST

                        STATEMENT OF DISTRIBUTABLE INCOME


                                              Year Ended December 31,
                                           1996        1995        1994
                                          -------     -------     -------
                                             (in millions of dollars)
Distributable Income

  Allocable to Principal ...............  $ 105.2     $ 238.2     $ 466.5

  Allocable to Interest  ...............      3.5        10.7        25.2
                                          -------     -------     -------
Distributable Income ...................  $ 108.7     $ 248.9     $ 491.7
                                          =======     =======     =======


Income Distributed .....................  $ 108.7     $ 248.9     $ 491.7
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

                            GMAC 1993-A GRANTOR TRUST

                    SUPPLEMENTARY FINANCIAL DATA (unaudited)

                    SUMMARY OF QUARTERLY DISTRIBUTABLE INCOME





1996 Quarters                           Principal   Interest     Total
------------------------------------    ---------   --------   ---------
                                             (in millions of dollars)

First quarter ......................    $    35.0   $    1.3   $    36.3

Second quarter .....................         29.4        1.0        30.4

Third quarter ......................         23.2        0.7        23.9

Fourth quarter .....................         17.6        0.5        18.1
                                        ---------   --------   ---------
     Total .........................    $   105.2   $    3.5   $   108.7
                                        =========   ========   =========



1995 Quarters                           Principal   Interest     Total
------------------------------------    ---------   --------   ---------
                                             (in millions of dollars)

First quarter ......................    $    73.0   $    3.6   $    76.6

Second quarter .....................         65.4        2.9        68.3

Third quarter ......................         55.5        2.4        57.9

Fourth quarter .....................         44.3        1.8        46.1
                                        ---------   --------   ---------
     Total .........................    $   238.2   $   10.7   $   248.9
                                        =========   ========   =========



1994 Quarters                           Principal   Interest     Total
------------------------------------    ---------   --------   ---------
                                             (in millions of dollars)

First quarter ......................    $   144.3   $    8.3   $   152.6

Second quarter .....................        127.0        6.8       133.8

Third quarter ......................        106.4        5.6       112.0

Fourth quarter .....................         88.8        4.5        93.3
                                        ---------   --------   ---------
     Total .........................    $   466.5   $   25.2   $   491.7
                                        =========   ========   =========

                        INDEPENDENT AUDITORS' REPORT

March 3, 1997


The GMAC 1993-B Grantor Trust, its Certificateholders, Capital Auto Receivables, Inc., and The First National Bank of Chicago, Trustee:

We have audited the accompanying Statement of Assets and Liabilities of the GMAC 1993-B Grantor Trust as of December 31, 1996 and 1995, and the related Statement of Distributable Income for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the assets and liabilities of the GMAC 1993-B Grantor Trust at December 31, 1996 and 1995, and its distributable income and distributions for each of the three years in the period ended December 31, 1996, on the basis of accounting described in Note 1.




s/ Deloitte & Touche LLP
-------------------------
Deloitte & Touche LLP
600 Renaissance Center
Detroit, Michigan 48243

                            GMAC 1993-B GRANTOR TRUST

                       STATEMENT OF ASSETS AND LIABILITIES



                                                        December 31,
                                                     1996          1995
                                                    -------       -------
ASSETS                                             (in millions of dollars)

Receivables (Note 2) .............................. $ 113.6       $ 316.3
                                                    -------       -------

TOTAL ASSETS ...................................... $ 113.6       $ 316.3
                                                    =======       =======


LIABILITIES

Asset-Backed Certificates
  (Notes 2 and 3) ................................. $ 113.6       $ 316.3
                                                    -------       -------

TOTAL LIABILITIES ................................. $ 113.6       $ 316.3
                                                    =======       =======




Reference should be made to the Notes to Financial Statements.

                            GMAC 1993-B GRANTOR TRUST

                        STATEMENT OF DISTRIBUTABLE INCOME


                                              Year Ended December 31,
                                           1996        1995        1994
                                          ------      ------      ------
                                             (in millions of dollars)
Distributable Income

  Allocable to Principal ...............  $ 202.7     $ 362.9     $ 589.8

  Allocable to Interest  ...............      8.5        19.9        39.0
                                          -------     -------     -------
Distributable Income ...................  $ 211.2     $ 382.8     $ 628.8
                                          =======     =======     =======


Income Distributed .....................  $ 211.2     $ 382.8     $ 628.8
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

                            GMAC 1993-B GRANTOR TRUST

                    SUPPLEMENTARY FINANCIAL DATA (unaudited)

                    SUMMARY OF QUARTERLY DISTRIBUTABLE INCOME





1996 Quarters                           Principal   Interest     Total
------------------------------------    ---------   --------   ---------
                                             (in millions of dollars)

First Quarter ......................    $    62.4   $    2.9   $    65.3

Second Quarter .....................         56.3        2.4        58.7

Third Quarter ......................         46.7        1.8        48.5

Fourth quarter .....................         37.3        1.4        38.7
                                        ---------  ---------   ---------
     Total .........................    $   202.7   $    8.5   $   211.2
                                        =========   ========   =========



1995 Quarters                           Principal   Interest     Total
------------------------------------    ---------   --------   ---------
                                             (in millions of dollars)

First quarter ......................    $   105.0   $    6.4   $   111.4

Second quarter .....................         97.8        5.4       103.2

Third quarter ......................         87.1        4.5        91.6

Fourth quarter .....................         73.0        3.6        76.6
                                        ---------   --------   ---------
     Total .........................    $   362.9   $   19.9   $   382.8
                                        =========   ========   =========



1994 Quarters                           Principal   Interest     Total
------------------------------------    ---------   --------   ---------
                                             (in millions of dollars)

First quarter ......................    $   173.9   $   12.1   $   186.0

Second quarter .....................        158.1       10.4       168.5

Third quarter ......................        137.8        8.9       146.7

Fourth quarter .....................        120.0        7.6       127.6
                                        ---------   --------   ---------
     Total .........................    $   589.8   $   39.0   $   628.8
                                        =========   ========   =========

                          INDEPENDENT AUDITORS' REPORT


March 3, 1997


The GMAC 1994-A Grantor Trust, its Certificateholders, Capital Auto Receivables, Inc., and The First National Bank of Chicago, Trustee:

We have audited the accompanying Statement of Assets and Liabilities of the GMAC 1994-A Grantor Trust as of December 31, 1996 and 1995, and the related Statement of Distributable Income for each of the two years in the period ended December 31, 1996 and the period June 28, 1994 (inception) through December 31, 1994. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the assets and liabilities of the GMAC 1994-A Grantor Trust at December 31, 1996 and 1995, and its distributable income and distributions for each of the two years ended December 31, 1996 and the period June 28, 1994 (inception) through December 31, 1994, on the basis of accounting described in
Note 1.


s\ Deloitte & Touche LLP
-------------------------
Deloitte & Touche LLP
600 Renaissance Center
Detroit, Michigan 48243

                            GMAC 1994-A GRANTOR TRUST

                       STATEMENT OF ASSETS AND LIABILITIES



                                                        December 31,
                                                     1996          1995
                                                    -------       -------
ASSETS                                             (in millions of dollars)

Receivables (Note 2) .............................. $ 240.2       $ 506.2
                                                    -------       -------

TOTAL ASSETS ...................................... $ 240.2       $ 506.2
                                                    =======       =======


LIABILITIES

Asset-Backed Certificates
  (Notes 2 and 3) ................................. $ 240.2       $ 506.2
                                                    -------       -------

TOTAL LIABILITIES ................................. $ 240.2       $ 506.2
                                                    =======       =======




Reference should be made to the Notes to Financial Statements.

                            GMAC 1994-A GRANTOR TRUST

                        STATEMENT OF DISTRIBUTABLE INCOME



                                                 Year Ended December 31,
                                               1996       1995      1994*
                                             -------     -------   -------
                                                 (in millions of dollars)
Distributable Income

  Allocable to Principal ................... $  266.0   $  395.6   $  250.1

  Allocable to Interest  ...................     23.6       44.9       33.0
                                             --------   --------   --------
Distributable Income ....................... $  289.6   $  440.5   $  283.1
                                             ========   ========   ========


Income Distributed ......................... $  289.6   $  440.5   $  283.1
                                             ========   ========   ========


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

                            GMAC 1994-A GRANTOR TRUST

                    SUPPLEMENTARY FINANCIAL DATA (unaudited)

                    SUMMARY OF QUARTERLY DISTRIBUTABLE INCOME





1996 Quarters                           Principal   Interest     Total
------------------------------------    ---------   --------   ---------
                                             (in millions of dollars)

First Quarter ......................    $    77.3   $    7.6   $    84.9

Second Quarter .....................         72.5        6.4        78.9

Third Quarter ......................         63.2        5.3        68.5

Fourth Quarter .....................         53.0        4.3        57.3
                                        ---------   --------   ---------
     Total .........................    $   266.0   $   23.6   $   289.6
                                        =========   ========   =========



1995 Quarters                           Principal   Interest     Total
------------------------------------    ---------   --------   ---------
                                             (in millions of dollars)

First quarter ......................    $   105.9   $   13.6   $   119.5

Second quarter .....................        104.4       12.0       116.4

Third quarter ......................         98.3       10.4       108.7

Fourth quarter .....................         87.0        8.9        95.9
                                        ---------   --------   ---------
     Total .........................    $   395.6   $   44.9   $   440.5
                                        =========   ========   =========



1994 Quarters                           Principal   Interest     Total
------------------------------------    ---------   --------   ---------
                                             (in millions of dollars)

Third quarter ......................    $   125.0   $   17.5   $   142.5

Fourth quarter .....................        125.1       15.5       140.6
                                        ---------   --------   ---------
     Total .........................    $   250.1   $   33.0   $   283.1
                                        =========   ========   =========

                          INDEPENDENT AUDITORS' REPORT


March 3, 1997


The GMAC 1995-A Grantor Trust, its Certificateholders, Capital Auto Receivables, Inc., and The First National Bank of Chicago, Trustee:

We have audited the accompanying Statement of Assets and Liabilities of the GMAC 1995-A Grantor Trust as of December 31, 1996 and 1995, and the related Statement of Distributable Income for the year ended December 31, 1996 and the period March 16, 1995 (inception) through December 31, 1995. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the assets and liabilities of the GMAC 1995-A Grantor Trust at December 31, 1996 and 1995 and its distributable income and distributions for the year ended December 31, 1996 and the period March 16, 1995 (inception) through December 31, 1995, on the basis of accounting described in Note 1.


s\ Deloitte & Touche LLP
-------------------------
Deloitte & Touche LLP
600 Renaissance Center
Detroit, Michigan 48243

                            GMAC 1995-A GRANTOR TRUST

                       STATEMENT OF ASSETS AND LIABILITIES



                                                         December 31,
                                                      1996          1995
                                                    -------       -------
ASSETS                                            (in millions of dollars)

Receivables (Note 2) .............................. $ 391.7       $ 744.3
                                                    -------       -------

TOTAL ASSETS ...................................... $ 391.7       $ 744.3
                                                    =======       =======


LIABILITIES

Asset-Backed Certificates
  (Notes 2 and 3) ................................. $ 391.7       $ 744.3
                                                    -------       -------

TOTAL LIABILITIES ................................. $ 391.7       $ 744.3
                                                    =======       =======




Reference should be made to the Notes to Financial Statements.

                            GMAC 1995-A GRANTOR TRUST

                        STATEMENT OF DISTRIBUTABLE INCOME



                                              Year Ended December 31,
                                                  1996      1995*
                                                --------   -------
                                             (in millions of dollars)
Distributable Income

  Allocable to Principal ...................... $  352.6  $  360.3

  Allocable to Interest  ......................     40.7      50.5
                                                --------  --------
Distributable Income .......................... $  393.3  $  410.8
                                                ========  ========


Income Distributed ............................ $  393.3  $  410.8
                                                ========  ========



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

                            GMAC 1995-A GRANTOR TRUST

                    SUPPLEMENTARY FINANCIAL DATA (unaudited)

                    SUMMARY OF QUARTERLY DISTRIBUTABLE INCOME





1996 Quarters                           Principal   Interest     Total
------------------------------------    ---------   --------   ---------
                                             (in millions of dollars)

First Quarter ......................    $   102.6   $   12.7   $   115.3

Second Quarter .....................         94.6       10.9       105.5

Third Quarter ......................         82.4        9.3        91.7

Fourth Quarter .....................         73.0        7.8        80.8
                                        ---------   --------   ---------
     Total .........................    $   352.6   $   40.7   $   393.3
                                        =========   ========   =========



1995 Quarters                           Principal   Interest     Total
------------------------------------    ---------   --------   ---------
                                             (in millions of dollars)

Second quarter .....................    $   118.8   $   19.0   $   137.8

Third quarter ......................        127.5       16.9       144.4

Fourth quarter .....................        114.0       14.6       128.6
                                        ---------   --------   ---------
     Total .........................    $   360.3   $   50.5   $   410.8
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

   (a) (3) EXHIBITS (Included in Part II of this report).


           -- GMAC 1992-F  Grantor Trust  Financial  Statements for the Year
              Ended December 31, 1996.

           -- GMAC 1993-A Grantor Trust  Financial  Statements for the Year
              Ended December 31, 1996.

           -- GMAC 1993-B  Grantor Trust  Financial  Statements  for the Year
              Ended December 31, 1996.

           -- GMAC 1994-A Grantor Trust Financial  Statements for the Year Ended
              December 31, 1996.

           -- GMAC 1995-A Grantor Trust Financial Statements for the Year Ended
              December 31, 1996.

 (b)     REPORTS ON FORM 8-K.

            No current reports on Form 8-K have been filed by any of the above-mentioned Grantor Trusts during the fourth quarter ended December 31, 1996.

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



                                      GMAC 1992-F GRANTOR TRUST
                                      GMAC 1993-A GRANTOR TRUST
                                      GMAC 1993-B GRANTOR TRUST
                                      GMAC 1994-A GRANTOR TRUST
                                      GMAC 1995-A GRANTOR TRUST


                                  By: The First National Bank of Chicago
                                  --------------------------------------
                                      (Trustee)



                                  s/  Steven M. Wagner
                                  ----------------------------------
                                      Vice President

Date: March 20, 1997
      --------------