Form 10-Q
period 1997-03-31
GMAC AUTO RECEIVABLES CORP; GMAC 1992-F GRANTOR TRUST
filed 1997-05-15
CIK 869739, 882243

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997, OR

___   TRANSITION   REPORT  PURSUANT  TO  SECTION  13  OF  THE  SECURITIES
      EXCHANGE ACT OF 1934 FOR THE  TRANSITION  PERIOD FROM  _________ TO
      ----------.


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

ITEM 1. FINANCIAL STATEMENTS

        1.  Statement of Assets and Liabilities, March 31, 1997,
            December 31, 1996 and March 31, 1996.
        2. Statement of Distributable Income for the Three Months Ended March 31, 1997 and 1996.
        3.  Notes to Financial Statements.

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
Grantor           and Servicing        Finance     --------------------------
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




                           --------------------

                           PART II. OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:


             20.1 GMAC 1992-F Grantor Trust  Financial  Statements for the Three
                  Months Ended March 31, 1997 and 1996.

             20.2 GMAC 1993-A Grantor Trust  Financial  Statements for the Three
                  Months Ended March 31, 1997 and 1996.

             20.3 GMAC 1993-B Grantor Trust  Financial  Statements for the Three
                  Months Ended March 31, 1997 and 1996.

             20.4 GMAC 1994-A Grantor Trust  Financial  Statements for the Three
                  Months Ended March 31, 1997 and 1996.

             20.5 GMAC 1995-A Grantor Trust  Financial  Statements for the Three
                  Months Ended March 31, 1997 and 1996.





        (b)  Reports on Form 8-K:

           No current reports on Form 8-K have been filed by any of the aforementioned Grantor Trusts during the quarter ended March 31, 1997.



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



                                        GMAC 1992-F GRANTOR TRUST
                                        GMAC 1993-A GRANTOR TRUST
                                        GMAC 1993-B GRANTOR TRUST
                                        GMAC 1994-A GRANTOR TRUST
                                        GMAC 1995-A GRANTOR TRUST


                                 by:    The First National Bank of Chicago
                                 -----------------------------------------
                                               (Trustee)


                                 s/ Steven M. Wagner
                                 -----------------------------------------
                                   (Steven M. Wagner, Vice President)

Date: May 15, 1997
      ------------

                                                                    Exhibit 20.1
                                                                     Page 1 of 3



                            GMAC 1992-F GRANTOR TRUST

                       STATEMENT OF ASSETS AND LIABILITIES



                                           March 31,    Dec. 31,    March 31,
                                             1997         1996        1996
                                           --------     --------    --------
                                                 (in millions of dollars)
ASSETS

Receivables (Note 2) ..................... $    0.0     $   24.9    $  100.8
                                           --------     --------    --------


TOTAL ASSETS ............................. $    0.0     $   24.9    $  100.8
                                           ========     ========    ========



LIABILITIES

Asset-Backed Certificates
  (Notes 2 and 3) ........................ $    0.0     $   24.9    $  100.8
                                           --------     --------    --------

TOTAL LIABILITIES ........................ $    0.0     $   24.9    $  100.8
                                           ========     ========    ========



Reference should be made to the Notes to Financial Statements.

























                                                                    Exhibit 20.1
                                                                     Page 2 of 3

                            GMAC 1992-F GRANTOR TRUST

                        STATEMENT OF DISTRIBUTABLE INCOME



                                                     Three Months Ended
                                                          March 31,
                                                     ---------------------
                                                      1997          1996
                                                      ----          ----
                                                    (in millions of dollars)
Distributable Income

  Allocable to Principal.........................    $   24.9   $   48.3

  Allocable to Interest .........................         0.2        1.5
                                                     --------   --------
Distributable Income.............................    $   25.1   $   49.8
                                                     ========   ========


Income Distributed...............................    $   25.1   $   49.8
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



                                                                    Exhibit 20.2
                                                                     Page 1 of 3


                            GMAC 1993-A GRANTOR TRUST

                       STATEMENT OF ASSETS AND LIABILITIES


                                         March 31,     Dec. 31,    March 31,
                                          1997           1996        1996
                                         ---------     --------    ---------
                                               (in millions of dollars)
ASSETS

Receivables (Note 2) ..................... $   22.9     $   36.0    $  106.2
                                           --------     --------    --------


TOTAL ASSETS ............................. $   22.9     $   36.0    $  106.2
                                           ========     ========    ========



LIABILITIES

Asset-Backed Certificates
  (Notes 2 and 3) ........................ $   22.9     $   36.0    $  106.2
                                           --------     --------    --------

TOTAL LIABILITIES ........................ $   22.9     $   36.0    $  106.2
                                           ========     ========    ========



Reference should be made to the Notes to Financial Statements.

























                                                                    Exhibit 20.2
                                                                     Page 2 of 3


                            GMAC 1993-A GRANTOR TRUST

                        STATEMENT OF DISTRIBUTABLE INCOME






                                                     Three Months Ended
                                                          March 31,
                                                     ------------------
                                                      1997          1996
                                                      ----          ----
                                                   (in millions of dollars)
Distributable Income

  Allocable to Principal.........................    $   13.1   $   35.0

  Allocable to Interest .........................         0.3        1.3
                                                     --------   --------
Distributable Income ............................    $   13.4   $   36.3
                                                     ========   ========


Income Distributed...............................    $   13.4   $   36.3
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






                                                                    Exhibit 20.3
                                                                     Page 1 of 3



                              GMAC 1993-B GRANTOR TRUST

                          STATEMENT OF ASSETS AND LIABILITIES




                                           March 31,    Dec. 31,    March 31,
                                             1997         1996        1996
                                           --------     --------    --------
                                                (in millions of dollars)
ASSETS

Receivables (Note 2) ..................... $   82.7     $  113.6    $  253.9
                                           --------     --------    --------


TOTAL ASSETS ............................. $   82.7     $  113.6    $  253.9
                                           ========     ========    ========



LIABILITIES

Asset-Backed Certificates
  (Notes 2 and 3) ........................ $   82.7     $  113.6    $  253.9
                                           --------     --------    --------

TOTAL LIABILITIES ........................ $   82.7     $  113.6    $  253.9
                                           ========     ========    ========



Reference should be made to the Notes to Financial Statements.
























                                                                    Exhibit 20.3
                                                                     Page 2 of 3

                            GMAC 1993-B GRANTOR TRUST

                        STATEMENT OF DISTRIBUTABLE INCOME



                                                     Three Months Ended
                                                          March 31,
                                                     ------------------
                                                      1997          1996
                                                      ----          ----
                                                   (in millions of dollars)
Distributable Income

  Allocable to Principal.........................    $   30.9   $   62.4

  Allocable to Interest .........................         1.0        2.9
                                                     --------   --------
Distributable Income ............................    $   31.9   $   65.3
                                                     ========   ========


Income Distributed ..............................    $   31.9   $   65.3
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





                                                                    Exhibit 20.4
                                                                     Page 1 of 3



                            GMAC 1994-A GRANTOR TRUST

                       STATEMENT OF ASSETS AND LIABILITIES




                                           March 31,    Dec. 31,    March 31,
                                             1997         1996        1996
                                           --------     --------    --------
                                                (in millions of dollars)
ASSETS

Receivables (Note 2) ..................... $  193.6     $  240.2    $  428.9
                                           --------     --------    --------


TOTAL ASSETS ............................. $  193.6     $  240.2    $  428.9
                                           ========     ========    ========



LIABILITIES

Asset-Backed Certificates
  (Notes 2 and 3) ........................ $  193.6     $  240.2    $  428.9
                                           --------     --------    --------

TOTAL LIABILITIES ........................ $  193.6     $  240.2    $  428.9
                                           ========     ========    ========



Reference should be made to the Notes to Financial Statements.
























                                                                    Exhibit 20.4
                                                                     Page 2 of 3


                            GMAC 1994-A GRANTOR TRUST

                        STATEMENT OF DISTRIBUTABLE INCOME




                                                     Three Months Ended
                                                          March 31,
                                                     ------------------
                                                      1997          1996
                                                      ----          ----
                                                   (in millions of dollars)
Distributable Income

  Allocable to Principal.........................    $   46.6   $   77.3

  Allocable to Interest .........................         3.5        7.6
                                                     --------   --------
Distributable Income ............................    $   50.1   $   84.9
                                                     ========   ========


Income Distributed ..............................    $   50.1   $   84.9
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




                                                                    Exhibit 20.5
                                                                     Page 1 of 3



                            GMAC 1995-A GRANTOR TRUST

                       STATEMENT OF ASSETS AND LIABILITIES




                                           March 31,    Dec. 31,    March 31,
                                             1997         1996        1996
                                           --------     --------    --------
                                                (in millions of dollars)
ASSETS

Receivables (Note 2) ..................... $  327.9     $  391.7    $  641.7
                                           --------     --------    --------


TOTAL ASSETS ............................. $  327.9     $  391.7    $  641.7
                                           ========     ========    ========



LIABILITIES

Asset-Backed Certificates
  (Notes 2 and 3) ........................ $  327.9     $  391.7    $  641.7
                                           --------     --------    --------

TOTAL LIABILITIES ........................ $  327.9     $  391.7    $  641.7
                                           ========     ========    ========



Reference should be made to the Notes to Financial Statements.
























                                                                    Exhibit 20.5
                                                                     Page 2 of 3


                            GMAC 1995-A GRANTOR TRUST

                        STATEMENT OF DISTRIBUTABLE INCOME




                                                     Three Months Ended
                                                          March 31,
                                                     -------------------
                                                      1997          1996
                                                      ----          ----
                                                   (in millions of dollars)
Distributable Income

  Allocable to Principal.........................    $   63.8   $  102.6

  Allocable to Interest  ........................         6.6       12.7
                                                     --------   --------
Distributable Income ............................    $   70.4   $  115.3
                                                     ========   ========


Income Distributed ..............................    $   70.4   $  115.3
                                                     ========   ========


































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